Form 10-Q
period 2021-09-30
Monterey Bio Acquisition Corp
filed 2021-11-12
CIK 1860663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

September 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 001-40861

Monterey Bio Acquisition Corporation
(Exact name of registrant as specified in its charter)

Delaware	85-2204842
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

, NY
17 State Street 21st Floor New York, NY	10004
(Address of principal executive offices)	(Zip Code)

(917) 267-0216
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Common Stock and one redeemable Warrant	MTRYU	The Nasdaq Stock Market LLC
Common Stock, par value $0.0001 per share	MTRY	The Nasdaq Stock Market LLC
Redeemable Warrants, each Warrant exercisable for one share of Common Stock at an exercise price of $11.50 per share	MTRYW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ◻  No ⌧

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧  No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	◻
Non-accelerated filer	⌧	Smaller reporting company	⌧
		Emerging growth company	⌧

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ⌧  No ◻

As of November 12, 2021, there were 14,375,000 shares of common stock, par value $0.0001 per share, issued and outstanding.

MONTEREY BIO ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MONTEREY BIO ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	SEPTEMBER	DECEMBER
	30, 2021	31, 2020
	(Unaudited)
ASSETS
Cash	$6,756	$25,000
Prepaid expenses and other current assets	87	—
Total Current Assets	6,843	25,000
Deferred offering costs	461,667	—
TOTAL ASSETS	$468,510	$25,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accrued expenses	$1,000	$1,000
Accrued offering costs	268,312	—
Promissory note – related party	175,405	—
Total Current Liabilities	444,717	1,000

Commitments (Note 6)

Stockholders' Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 2,875,000 and none issued and outstanding (1)(2)	288	288
Additional paid-in capital	24,712	24,712
Accumulated deficit	(1,207)	(1,000)
Total Stockholders’ Equity	23,793	24,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$468,510	$25,000
(1)	Includes up to 375,000 shares of common stock subject to forfeiture depending on the extent to which the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).
(2)	On May 20, 2021, Chardan Monterey forfeited 687,500 Founder Shares for no consideration, resulting in an aggregate of 4,312,500 shares of common stock outstanding. On September 1, 2021, the co-Sponsors forfeited an aggregate of 1,437,500 Founder Shares for no consideration, resulting in an aggregate of 2,875,000 shares of common stock outstanding. All shares and associated amounts have been retroactively restated to reflect the share forfeiture (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

MONTEREY BIO ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

			For the Period
	Three		from July 23,
	Months	Nine Months	2020
	Ended	Ended	(inception) to
	September	September	September 30,
	30, 2021	30, 2021	2020
Operating and formation costs	$182	$207	—
Net loss	$(182)	$(207)	—

Weighted average shares outstanding, basic and diluted(1)(2)	2,500,000	2,500,000	2,500,000

Basic and diluted net loss per common share	$—	$—	—
(1)	Excludes up to 375,000 shares of common stock subject to forfeiture depending on the extent to which the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).
(2)	On May 20, 2021, Chardan Monterey forfeited 687,500 Founder Shares for no consideration, resulting in an aggregate of 4,312,500 shares of common stock outstanding. On September 1, 2021, the co-Sponsors forfeited an aggregate of 1,437,500 Founder Shares for no consideration, resulting in an aggregate of 2,875,000 shares of common stock outstanding. All shares and associated amounts have been retroactively restated to reflect the share forfeiture (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

MONTEREY BIO ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JULY 23, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020 AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 (UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance — July 23, 2020 (inception)	—	$—	$—	$—	$—

Issuance of Common stock Initial Stockholders	5,000,000	500	24,500	—	25,000

Share cancellation (2)	(2,125,000)	(212)	212	—	—

Net loss	—	—	—	—	—

Balance – September 30, 2020 (1)	2,875,000	$288	$24,712	$—	$25,000

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2021	2,875,000	$288	$24,712	$(1,000)	$24,000

Net loss	—	—	—	—	—

Balance — March 31, 2021	2,875,000	288	24,712	(1,000)	24,000

Net loss	—	—	—	(25)	(25)

Balance – June 30, 2021	2,875,000	288	24,712	(1,025)	23,975

Net loss	—	—	—	(182)	(182)

Balance – September 30, 2021 (1)(2)	2,875,000	$288	$24,712	$(1,207)	$23,793
(1)	Includes up to 375,000 shares of common stock subject to forfeiture depending on the extent to which the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).
(2)	On May 20, 2021, Chardan Monterey forfeited 687,500 Founder Shares for no consideration, resulting in an aggregate of 4,312,500 shares of common stock outstanding. On September 1, 2021, the co-Sponsors forfeited an aggregate of 1,437,500 Founder Shares for no consideration, resulting in an aggregate of 2,875,000 shares of common stock outstanding. All shares and associated amounts have been retroactively restated to reflect the share forfeiture (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

MONTEREY BIO ACQUISITION CORPORATION

CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

		FOR THE
		PERIOD
		FROM JULY
	THE NINE	23, 2020
	MONTHS	(INCEPTION)
	ENDED	THROUGH
	SEPTEMBER	SEPTEMBER
	30, 2021	30, 2020
Cash Flows from Operating Activities:
Net loss	$(207)	$—
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accrued expenses	(87)	—
Net cash used in operating activities	(294)	—

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to Sponsor	—	25,000
Proceeds from promissory note – related party	175,405	—
Payment of offering costs	(193,355)	—
Net cash (used in) / provided by financing activities	(17,950)	25,000

Net Change in Cash	(18,244)	25,000
Cash – beginning of period	25,000	—
Cash – end of period	$6,756	$25,000

Non-Cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$268,312	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

MONTEREY BIO ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS, LIQUIDITY, AND RISKS AND UNCERTAINTIES

Monterey Bio Acquisition Corporation (the "Company") is a blank check company incorporated in Delaware on July 23, 2020. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses or entities (the "Business Combination").

The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination although it intends to focus its efforts on identifying a biotech company that has demonstrated success and is primed to thrive in the rapidly evolving biotech industry for its initial business combination. The Company’s goal is to evaluate business targets that are developing or enabling development of pre-commercial therapeutic candidates across a broad array of therapeutic areas, with an initial focus on oncology and immunology. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of September 30, 2021, the Company had not yet commenced any operations. All activity for the period from July 23, 2020 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on September 30, 2021. On October 5, 2021, the Company consummated the Initial Public Offering of 10,000,000 units (the “Units” and, with respect to the shares of common stock included in the Units sold, the “Public Shares”), generating gross proceeds of $100,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 5,000,000 warrants (the "Private Warrants") at a price of $1.00 per Private Warrant in private placements to Chardan Monterey Investments LLC (“Chardan Monterey”) (the affiliate of Chardan Capital Markets LLC (“Chardan”), the representative of the underwriters) and to NorthStar Bio Ventures, LLC (“NorthStar”) (the affiliate of certain of the Company’s officers and directors) (“Chardan Monterey” and “NorthStar” are collectively known as co-Sponsors), generating gross proceeds of $5,000,000, which is described in Note 4.

Transaction costs amounted to $2,584,800, consisting of $2,000,000 of underwriting fees, and $584,800 of other offering costs.

Following the closing of the Initial Public Offering on October 5, 2021, an amount of $101,000,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Warrants was placed in a trust account (the “Trust Account”), located in the United States and will be held in cash items or invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the "Investment Company Act"), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below.

On October 4, 2021, the underwriter notified the Company of its intent to fully exercise its over-allotment option on October 6, 2021. The Company consummated the sale of an additional 1,500,000 Units, at $10.00 per Unit, and the sale of an additional 450,000 Private Warrants, at $1.00 per Private Warrant, generating total gross proceeds of $15,450,000. A total of $15,150,000 of the net proceeds was deposited into the Trust Account, bringing the aggregate proceeds held in the Trust Account to $116,150,000 as of October 6, 2021.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete a Business Combination having an aggregate fair market value of at least 80% of the assets held in the Trust Account (defined below) (less any Marketing Fee (defined below) and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into an initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise

MONTEREY BIO ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($10.10 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s Public Warrants (defined below).

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 immediately prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC containing substantially the same information as would be included in a proxy statement prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders have agreed (A) to vote their Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination, (B) not to propose, or vote in favor of, prior to and unrelated to the initial Business Combination, an amendment to the Company’s Amended and Restated Certificate of Incorporation that would affect the substance or timing of the Company’s redemption obligation to redeem all public shares if the Company cannot complete the initial Business Combination within 12 months (or up to 21 months, as applicable) unless the Company provides public stockholders the opportunity to redeem their Public Shares in conjunction with any such amendment, (C) not to redeem any shares (including their Founder Shares) in connection with a stockholder vote to approve the proposed Business Combination or sell any shares back to the Company in a tender offer in connection with the initial Business Combination, and (D), that the Founder Shares shall not participate in any liquidating distribution upon winding up if the Business Combination is not consummated.

The initial stockholders have agreed (a) to waive their redemption rights with respect to the Founder Shares and Public Shares held by them in connection with the completion of a Business Combination, including their Founder Shares and Public Shares that they have purchased during or after the Initial Public Offering, if any and (b) to waive their rights to liquidating distributions with respect to their Founder Shares if the Company fails to consummate the initial Business Combination within 12 months (or up to 21 months, as applicable) from the closing of the Initial Public Offering. The initial stockholders who have acquired Public Shares in or after the Initial Public Offering are entitled to receive liquidating distributions with respect to such Public Shares if the Company fails to consummate the initial Business Combination within the required time period.

The Company will have up to 12 months, or October 5, 2022, from the closing of the Initial Public Offering to complete a Business Combination. If the Company anticipates that it may not be able to consummate its initial Business Combination within 12 months, it may, by resolution of its board of directors if requested by its insiders or their affiliates, extend the period of time to consummate a Business Combination up to three times by an additional three months each time (for a total of up to 21 months, or July 5, 2023, to complete a Business Combination) (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders

MONTEREY BIO ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

(including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s Private Warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The Company’s placing of funds in the Trust Account may not protect those funds from third-party claims against the Company. Although, the Company will seek to have all vendors, service providers (excluding the independent registered public accounting firm), prospective target businesses and other entities with which the Company does business execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against the Company’s assets, including the funds held in the Trust Account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, the Company’s management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third-party that has not executed a waiver if the Company’s management believes that such third-party’s engagement would be significantly more beneficial to the Company than any alternative. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts, or agreements with the Company and will not seek recourse against the Trust Account for any reason. Upon redemption of the Public Shares, if the Company was unable to consummate the initial Business Combination within 12 months (or up to 21 months, as applicable) from the closing of the Initial Public Offering, or upon the exercise of the redemption right in connection with the Business Combination, the Company will be required to provide for payment of claims of creditors that were not waived that may be brought against the Company within the ten years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.10 per Public Share initially held in the Trust Account, due to claims of such creditors.

The co-Sponsors have agreed to be liable to the Company if and to the extent any claims by a third-party (excluding the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.10 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.10 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the co-Sponsors will not be responsible to the extent of any liability for such third-party claims.

Liquidity

Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. The Company has since completed its Initial Public Offering at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. Accordingly, management has since reevaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations one year from the date of this filing and therefore substantial doubt has been alleviated.

Risks and Uncertainties

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic which continues to spread throughout the United States and the world. As of the date the financial statements were issued, there was considerable

MONTEREY BIO ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

uncertainty around the expected duration of this pandemic. The Company has concluded that while it is reasonably possible that COVID-19 could have a negative effect on identifying a target company for a Business Combination, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s final prospectus for its Initial Public Offering, as filed with the SEC on October 4, 2021, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on October 12, 2021. The interim results for the period ended September 30, 2021 are not necessarily indicative of the results to be expected for the period ending December 31, 2021 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

MONTEREY BIO ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents at September 30, 2021 and December 31, 2020.

Deferred Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs are charged to shareholders’ equity or the statement of operations based on the relative value of the Public and Private Warrants (if accounted for as liabilities) to the proceeds received from the Units sold upon the completion of the Initial Public Offering. Should the Initial Public Offering prove to be unsuccessful, these deferred offering costs, as well as additional expenses to be incurred, will be charged to operations.

As of September 30, 2021 and December 31, 2020, there were $461,667 and $0, respectively of deferred offering costs recorded in the accompanying unaudited condensed balance sheets.

Warrant Instruments

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own common shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, was conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the instruments are outstanding. As discussed in Note 7, management concluded that the Public Warrants and Private Warrants issued pursuant to the warrant agreement qualify for equity accounting treatment.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed to be de minimis as of September 30, 2021 and December 31, 2020.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations

MONTEREY BIO ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

by major taxing authorities since inception. The tax provision for the period from July 23, 2020 (inception) through December 31, 2020 and for the nine months ended September 30, 2021 were deemed to be de minimis.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021 and December 31, 2020, there are no shares of common stock subject to possible redemption outstanding, however, this will be presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net Loss per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares issued and outstanding during the period, excluding shares of common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 375,000 shares of common stock that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was not exercised (see Note 5). At September 30, 2021 and December 31, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximate the carrying amounts represented in the accompanying condensed balance sheet, primarily due to their short-term nature.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is for fiscal years beginning after December 15, 2021 and should be applied on a full or modified retrospective basis. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Management is currently evaluating the impact of adopting ASU 2020-06.

MONTEREY BIO ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 10,000,000 Units at a price of $10.00 per Unit, generating gross proceeds of $100,000,000. Each Unit consists of one share of common stock and one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50 per whole share (see Note 7). On October 6, 2021, the underwriter fully exercised its over-allotment option, resulting in the sale of an additional 1,500,000 Units issued for an aggregate amount of $15,000,000.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, NorthStar purchased 3,750,000 Private Warrants and Chardan Monterey purchased 1,250,000 Private Warrants, in each case, at a price of $1.00 per Private Warrant, for an aggregate purchase price of $5,000,000, in private placements. In connection with the underwriter’s full exercise of its over-allotment option, the Company also consummated the sale of an additional 450,000 Private Warrants at $1.00 per Private Warrant, generating additional proceeds of $450,000. Each Private Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per full share, subject to adjustment (see Note 7).

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On September 18, 2020, Chardan Monterey purchased an aggregate of 5,000,000 shares (the “Founder Shares”) of the Company’s common stock for an aggregate price of $25,000, or $0.005 per share. On May 20, 2021, Chardan Monterey transferred 687,500 Founder Shares back to the Company for no consideration, which shares were cancelled, resulting in an aggregate of 4,312,500 shares of common stock outstanding. On May 21, 2021, Chardan Monterey transferred 3,315,625 Founder Shares to NorthStar at a price of $0.006 per share, resulting in Chardan Monterey holding a balance of 996,875 Founder Shares. On May 21, 2021, NorthStar transferred 150,000 Founder Shares to Dr. Satyal, the Company’s Chief Executive Officer, and transferred 35,000 Founder Shares to each of the Company’s directors and director nominees at a price of $0.006 per share, resulting in NorthStar holding a balance of 2,990,625 Founder Shares. On September 1, 2021, NorthStar transferred 1,078,125 Founder Shares back to the Company and Chardan Monterey transferred 359,375 Founder Shares back to the Company, in each case for no consideration, which shares were cancelled. All shares and associated amounts have been retroactively restated to reflect the share forfeiture. As a result, NorthStar held a balance of 1,912,500 Founder Shares and Chardan Monterey held a balance of 637,500 Founder Shares. The Founder Shares held by the co-Sponsors, officers, and directors are referred to collectively as “Founder Shares” or “Insider Shares”. The Founder Shares included an aggregate of up to 375,000 shares subject to forfeiture to the extent that the underwriter’s over-allotment was not exercised in full or in part, so that the initial stockholders would collectively own 20% of the Company’s issued and outstanding shares after the Initial Public Offering. As a result of the underwriter’s election to fully exercise its over-allotment option on October 6, 2021, no Founder Shares are currently subject to forfeiture.

All of the Insider Shares issued and outstanding prior to the date of the Initial Public Offering were placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until (1) with respect to 50% of the Insider Shares, the earlier of six months or after the date of the consummation of the initial Business Combination and the date on which the closing price of the common stock equals or exceeds $12.50 per share for any 20 trading days within any 30-trading period commencing after the initial Business Combination, and (2) with respect to the remaining 50% of the Insider Shares, six months after the date of the consummation of initial Business Combination, or earlier, in either case, if subsequent to the initial Business Combination, the Company consummates a liquidation, merger, share exchange or other similar transaction which will result in all of the stockholders having the right to exchange their shares for cash, securities, or other property.

MONTEREY BIO ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

During the escrow period, the holders of these shares will not be able to sell or transfer their securities except (1) to any persons (including their affiliates and stockholders) participating in the private placement of the private warrants, officers, directors, stockholders, employees and members of the co-Sponsors and their affiliates, (2) amongst initial stockholders or to Company’s officers, directors and employees, (3) if a holder is an entity, as a distribution to its partners, stockholders or members upon its liquidation, (4) by bona fide gift to a member of the holder’s immediate family or to a trust, the beneficiary of which is a holder or a member of a holder’s immediate family, for estate planning purposes, (5) by virtue of the laws of descent and distribution upon death, (6) pursuant to a qualified domestic relations order, (7) by certain pledges to secure obligations incurred in connection with purchases of our securities, (8) by private sales at prices no greater than the price at which the shares were originally purchased.

The sale of the Founder Shares to the Company’s Chief Executive Officer, directors and director nominees is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Company has hired a valuation firm to assess using the lattice model, the fair value associated with the Founder Shares granted. The fair value of the 325,000 Founder Shares granted to the Company’s Chief Executive Officer, directors and director nominees was $1,901,250 or $5.85 per share. The Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of September 30, 2021, the Company determined the performance conditions are not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date the performance conditions are considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares vested times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

Administrative Services Agreement

The Company entered into an agreement, commencing on September 30, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay NorthStar a total of $10,000 per month for office space, utilities and secretarial and administrative support. However, pursuant to the terms of such agreement, the Company may delay payment of such monthly fee upon a determination by the Company’s Audit Committee that the Company lacks sufficient funds held outside the Trust Account to pay actual or anticipated expenses in connection with a Business Combination. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of the initial Business Combination.

Promissory Note — Related Party

On April 28, 2021, the Company issued an unsecured promissory note to NorthStar, one of the co-Sponsors (the “Promissory Note”), pursuant to which the Company may have borrowed up to an aggregate principal amount of $300,000 . The Promissory Note was non-interest bearing and payable on the earlier of September 30, 2021 or the completion of the Initial Public Offering. As of September 30, 2021 and December 31, 2020, there were $175,405 and $0 outstanding, respectively, under the Promissory Note. The outstanding loan of $175,405 was repaid at the time of the Initial Public Offering.

Related Party Loans

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Company’s initial stockholders, officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Each loan would be evidenced by a promissory note. The notes would be paid upon consummation of a Business Combination, without interest, or, at the lender’s discretion up to $1,500,000 of the notes may be converted upon consummation of a Business Combination into additional Private Warrants to purchase shares of common stock at a conversion price of $1.00 per Private Warrant. Such Private Warrants are identical to the Public Warrants issued at the closing of the Initial Public Offering. As of September 30, 2021 and December 31, 2020, there are no Working Capital Loans outstanding.

MONTEREY BIO ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Related Party Transactions

The Company engaged Chardan as an advisor in connection with the Business Combination. The Company will pay Chardan the marketing fee for such services upon the consummation of the initial Business Combination in an amount equal to, in aggregate 3.5% of the gross proceeds of the Initial Public Offering, including the proceeds from the full exercise of the over-allotment option (or $4,025,000) (the “Marketing Fee”).

Prior to the consummation of the Initial Public Offering, Chardan Monterey, an affiliate of Chardan beneficially owned in excess of 10% of the Company’s issued and outstanding common stock. Because Chardan was an underwriter in the Initial Public Offering and its affiliate owned in excess of 10% of the Company’s issued and outstanding common stock, Chardan was deemed to have a “conflict of interest” under Rule 5121.

Accordingly, the Initial Public Offering was made in compliance with the requirements of Rule 5121, which requires that a qualified independent underwriter participate in the preparation of, and exercise of the usual standard of due diligence with respect to the registration statement. B. Riley Securities, Inc. acted as a qualified independent underwriter for the Initial Public Offering and undertook the legal responsibilities and liabilities of an underwriter under the Securities Act, specifically including those inherent in Section 11. B. Riley Securities, Inc. received $100,000 from the total underwriting discount for serving as qualified independent underwriter in connection with the Initial Public Offering.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

Pursuant to a registration and stockholder rights agreement entered into on September 30, 2021, the holders of the Insider Shares issued and outstanding on the date of the Initial Public Offering, Private Warrants (and underlying securities) are entitled to registration and stockholder rights. The holders of a majority of these securities are entitled to make up to two demands that the Company register such securities. The holders of the majority of the Insider Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the Private Warrants (and underlying securities) can elect to exercise these registration rights at any time after the consummation of a Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. Notwithstanding the foregoing, Chardan Monterey may not exercise its demand and “piggyback” registration rights after five and seven years, respectively, after the effective date of the registration statement and may not exercise its demand rights on more than one occasion. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriter a 45-day option, beginning September 30, 2021, to purchase up to 1,500,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On October 6, 2021, the underwriter elected to fully exercise the over-allotment option to purchase an additional 1,500,000 Public Shares at a price of $10.00 per Public Share.

The underwriter was paid a cash underwriting discount of $0.20 per unit, or $2,300,000 in the aggregate, upon the exercise of the full over-allotment, payable upon the closing of the Initial Public Offering.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock— The Company is authorized to issue 1,000,000 shares of preferred stock, $0.0001 par value per share. At September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

MONTEREY BIO ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Common Stock— The Company is authorized to issue up to 100,000,000 shares of common stock, $0.0001 par value per share. Holders of the Company’s common stock are entitled to one vote for each share. At September 30, 2021 and December 31, 2020, there were 2,875,000 shares of common stock issued and outstanding. The Founder Shares included an aggregate of up to 375,000 shares subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment was not exercised in full or in part, so that the Founder Shares would equal 20% of the Company’s issued and outstanding shares after the Initial Public Offering. Due to the underwriter’s exercise of its full over-allotment on October 6, 2021, there are no shares subject to forfeiture.

Warrants— Each warrant is exercisable for one share of common stock. The warrants will become exercisable on the later of one year after the closing of the Initial Public Offering or the consummation of a Business Combination. The warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

No warrant will be exercisable for cash, and the Company will not be obligated to issue shares of common stock unless at the time a holder seeks to exercise such warrant, a prospectus relating to the shares of common stock issuable upon exercise is current and the shares of common stock have been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. Under the terms of the warrant agreement, the Company has agreed to use its best efforts to meet the above conditions and to maintain a current prospectus relating to the shares of common stock issuable upon exercise of the warrants until the expiration of the warrants. If the prospectus relating to the shares of common stock issuable upon the exercise of the warrants is not current or if the common stock is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, the Company will not be required to net cash settle or cash settle the warrant exercise, the warrants may have no value, the market for the warrants may be limited and the warrants may expire worthless.

Redemptions for warrants. The Company may call the warrants for redemption, in whole and not in part, at a price of $0.01 per warrant:

●	at any time while the warrants are exercisable;
●	upon not less than 30 days' prior written notice of redemption to each warrant holder;
●	if, and only if, the reported last sales price of the shares of common stock equals or exceeds $16.50 per share, for any 20 trading days within a 30- day trading period ending three business days before the Company sends the notice of redemption to warrant holders; and
●	if, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

The right to exercise will be forfeited unless the warrants are exercised prior to the date specified in the notice of redemption. On and after the redemption date, a record holder of the warrant will have no further rights except to receive the redemption price for such holder’s warrant upon surrender of such warrant.

The redemption criteria for the warrants have been established at a price which is intended to provide warrant holders a reasonable premium to the initial exercise price and provide a sufficient differential between the then-prevailing share price and the warrant exercise price so that if the share price declines as a result of the Company’s redemption call, the redemption will not cause the share price to drop below the exercise price of the warrants.

If the Company calls the warrants for redemption as described above, its management will have the option to require all holders that wish to exercise the warrants to do so on a “cashless basis”. In such event, each holder would pay the exercise price by surrendering the warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” by (y) the fair market value. The “fair market value” shall mean the average reported last sales price of shares of common stock for the ten trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of the

MONTEREY BIO ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

warrants. Whether the Company will exercise its option to require all holders to exercise their warrants on a “cashless basis” will depend on a variety of factors including the price of shares of common stock at the time the warrants are called for redemption, the Company’s cash needs at such time, and concerns regarding dilutive share issuances.

The exercise price and number of shares of common stock issuable on exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend, recapitalization, reorganization, merger, or consolidation. In addition, if (x) the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the consummation of such initial Business Combination (net of redemptions), and (z) the volume-weighted average trading price of the common stock during the 20 trading day period starting on the trading day prior to the day on which the Company completes its initial Business Combination (such price, the “Market Value”) is below $9.50 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price and the $16.50 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 165% of the higher of the Market Value and the Newly Issued Price.

The Private Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering. The Private Warrants and any shares of common stock issued upon exercise thereof are subject to transfer restrictions pursuant to lock-up provisions in a letter agreement with the Company entered into by the co-Sponsors. Those lock-up provisions provide that such securities are not transferable or salable until 30 days  after the completion of the initial Business Combination, except pursuant to conditions as set forth in the agreement.

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than the Initial Public Offering and related transactions described in these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this Quarterly Report on Form 10-Q (this “Quarterly Report”) to “we,” “us” or the “Company” refer to Monterey Bio Acquisition Corporation. References to our “management” or our “management team” refer to our officers and directors. References to “Chardan Monterey” refer to our co-sponsor, Chardan Monterey Investments LLC, an affiliate of Chardan Capital Markets LLC (“Chardan”), the representative of the underwriters in the initial public offering. References to “NorthStar” refer to our co-sponsor, NorthStar Bio Ventures, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of our final prospectus for our initial public offering (“Initial Public Offering”) filed with the U.S. Securities and Exchange Commission (the “SEC”). Our securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated as a Delaware corporation on July 23, 2020, formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses or entities (“Business Combination”). We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering, including the full exercise of the underwriter’s over-allotment option, and the sale of the private warrants (“Private Warrants”) that occurred simultaneously with the Initial Public Offering and the closing of the full exercise of such over-allotment option, the proceeds of the sale of our shares in connection with our initial Business Combination, shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 23, 2020 (inception) through September 30, 2021 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. Subsequent to the Initial Public Offering, our activities have been limited to identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We generate non-operating income in the form of interest income on securities held in the trust account established for the benefit of our public stockholders (the “Trust Account”), with Continental Stock Transfer & Trust Company acting as trustee. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months and nine months ended September 30, 2021, we had a net loss $182 and $207, which was comprised of franchise taxes. For the period from July 23, 2020 (inception) through September 30, 2020, the Company had $0 net loss.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was $25,000 from an initial purchase of shares of common stock, par value $0.0001 per share (“Founder Shares”), by Chardan Monterey and loans from NorthStar.

Subsequent to the quarterly period covered by this Quarterly Report, on October 5, 2021, we consummated the Initial Public Offering of 10,000,000 units (“Units”), at $10.00 per Unit, generating total gross proceeds of $100,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 5,000,000 Private Warrants at a price of $1.00 per Private Warrant in private placements to Chardan Monterey and NorthStar, generating gross proceeds of $5,000,000.

Following the Initial Public Offering and the private placements, a total of $101,000,000 ($10.10 per Unit) was placed in the Trust Account. We incurred transaction costs of $2,584,800, consisting of $2,000,000 of underwriting fees, and $584,800 of other offering costs. In addition, at October 5, 2021, cash of $689,140 was held outside of the Trust Account and is available to pay for offering costs and for working capital purposes.

On October 6, 2021, the underwriter fully exercised its over-allotment option, resulting in the sale of an additional 1,500,000 Units issued for an aggregate amount of $15,000,000. In connection with the underwriter’s full exercise of its over-allotment option, we also consummated the sale of an aggregate of 450,000 additional Private Warrants to Chardan Monterey and NorthStar at a price of $1.00 per Private Warrant, generating additional gross proceeds of $450,000.

Of the gross proceeds received from the Initial Public Offering, the exercise of the over-allotment option and sales of the Private Warrants, an aggregate of $116,150,000 was placed in the Trust Account.  We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less the Marketing Fee (defined below) and taxes payable), to complete our initial Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial Business Combination, and to pay for directors and officers liability insurance premiums.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, our initial stockholders, officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete our initial Business Combination, we would repay such loaned amounts. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into private warrants at a price of $1.00 per private warrant at the option of the lender. The private warrants would be identical to the Private Warrants issued in the Initial Public Offering.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our initial Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. In addition, we intend to target businesses larger than we could acquire with the net proceeds of the Initial Public Offering and the private placements, and may as a result be required to seek additional financing to complete such proposed initial Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial Business Combination. If we do not complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021 and December 31, 2020.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities, other than an agreement to pay NorthStar a monthly fee of $10,000 for general and administrative services, including office space, utilities and secretarial support. We began incurring these fees on September 30, 2021 and will continue to incur these fees monthly until the earlier of the completion of our initial Business Combination and our liquidation.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Deferred Offering Costs

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs associated with the Public Shares were charged to stockholders’ equity upon the completion of the Initial Public Offering. As of September 30, 2021 and December 31, 2020, there were $461,667 and $0, respectively of deferred offering costs recorded in the accompanying unaudited condensed balance sheets.

Net Loss per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares issued and outstanding during the period, excluding shares of common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 375,000 shares of common stock that were subject to forfeiture depending on the extent to which the underwriter’s over-allotment option was not exercised. At September 30, 2021 and December 31, 2020, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is for fiscal years beginning after December 15, 2021 and should be applied on a full or modified retrospective basis. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Management is currently evaluating the impact of adopting ASU 2020-06.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our principal executive officer and principal financial officer have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for the Initial Public Offering filed with the SEC on October 4, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for the Initial Public Offering filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On October 5, 2021, we consummated the Initial Public Offering of 10,000,000 Units. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $100,000,000. Each Unit consists of one share of common stock, par value $0.0001 per share, and one redeemable warrant, each warrant entitling the holder thereof to purchase one share of common stock at an exercise price of $11.50 per share, subject to adjustment. The warrants will become exercisable on the later of 12 months from the closing of the Initial Public Offering and 30 days after the consummation of our initial Business Combination, and will expire five years after the consummation of our initial Business Combination, or earlier upon redemption or liquidation.

Chardan acted as sole book-running manager. The securities in the Initial Public Offering, including the securities sold pursuant to the full exercise of the underwriter’s over-allotment option described below, were registered under the Securities Act on registration statement on Form S-1 (No. 333-259378). The SEC declared the registration statement effective on September 30, 2021.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 5,000,000 Private Warrants at a price of $1.00 per Private Warrant in a private placement to Chardan Monterey and NorthStar, generating gross proceeds of $5,000,000. Each Private Warrant is exercisable to purchase one share of common stock at an exercise price of $11.50 per share. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Warrants are identical to the public warrants. However, our initial stockholders have agreed that the Private Warrants and any shares of common stock issued upon exercise thereof are not transferable or saleable until 30 days after the completion of our initial Business Combination, subject to certain limited exceptions.

Transaction costs amounted to $2,584,800, consisting of $2,000,000 of underwriting fees, and $584,800 of other offering costs. In addition, at October 5, 2021, cash of $689,140 was held outside of the Trust and is available to pay for offering costs and for working capital purposes. B. Riley Securities, Inc. received $100,000 from the total underwriting discount for serving as qualified independent underwriter in connection with the Initial Public Offering. In addition, we agreed to pay Chardan a Marketing Fee upon the consummation of a Business Combination in the amount of $4,025,000, or 3.5% of the gross proceeds of the Initial Public Offering, including proceeds from the full exercise of the over-allotment option.

Following the closing of the Initial Public Offering on October 5, 2021, an amount of $101,000,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Warrants was placed in the Trust Account, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account.

On October 6, 2021, the underwriter fully exercised its over-allotment option, resulting in the sale of an additional 1,500,000 Units issued for an aggregate amount of $15,000,000. In connection with the underwriter’s full exercise of its over-allotment option, the Company also consummated the sale of an additional 450,000 Private Warrants at a price of $1.00 per Private Warrant, generating total proceeds of $450,000.

Of the gross proceeds received from the Initial Public Offering, the exercise of the over-allotment option and sales of the Private Warrants, an aggregate of $116,150,000 was placed in the Trust Account.

For a description of the use of the proceeds generated in the Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
3.1(1)	Amended and Restated Certificate of Incorporation of the Company.
3.2(2)	Bylaws.
4.1(2)	Specimen Unit Certificate.
4.2(2)	Specimen Common Stock Certificate.
4.3(2)	Specimen Warrant Certificate.
4.4(1)	Warrant Agreement, dated September 30, 2021, between the Company and Continental Stock Transfer & Trust Company.
10.1(1)	Letter Agreement, dated September 30, 2021, among the Company, NorthStar Bio Ventures, LLC and Chardan Monterey Investments LLC.
10.2(1)	Letter Agreement, dated September 30, 2021, among the Company and each of the executive officers and directors of the Company.
10.3(1)	Investment Management Trust Agreement, dated September 30, 2021, between the Company and Continental Stock Transfer & Trust Company.
10.4(1)

Escrow Agreement, dated September 30, 2021, among the Company, Continental Stock Transfer & Trust Company, NorthStar Bio Ventures, LLC, Chardan Monterey Investments LLC and each of the executive officers and directors of the Company.

10.5(1)

Registration and Stockholder Rights Agreement, dated September 30, 2021, among the Company, NorthStar Bio Ventures, LLC, Chardan Monterey Investments LLC and each of the executive officers and directors of the Company.

10.6(1)	Private Placement Warrants Purchase Agreement, dated September 30, 2021, between the Company and NorthStar Bio Ventures, LLC.
10.7(1)	Private Placement Warrants Purchase Agreement, dated September 30, 2021, between the Company and Chardan Monterey Investments LLC.
10.8(1)	Administrative Services Agreement, dated September 30, 2021, between the Company and NorthStar Bio Ventures, LLC.
10.9(1)	Form of Indemnity Agreement.
31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on October 6, 2021 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Form S-1 filed on September 7, 2021 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONTEREY BIO ACQUISITION CORPORATION

Date: November 12, 2021	By:	/s/ Sanjeev Satyal
	Name:	Sanjeev Satyal
	Title:	Chief Executive Officer
(Duly Authorized Officer)

Date: November 12, 2021	By:	/s/ William McKeever
	Name:	William McKeever
	Title:	Chief Financial Officer
(Principal Financial Officer)