Form 10-K
period 2021-12-31
Monterey Bio Acquisition Corp
filed 2022-03-29
CIK 1860663

UNITED STATES

SECURITIES AND EXCHANGE

COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 001-40861

MONTEREY BIO ACQUISITION CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	85-2204842
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

17 State Street, 21st Floor New York, NY 10004
(Address of principal executive offices) (Zip Code)

(917) 267-0216
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common stock, $0.0001 par value per share	MTRY	The Nasdaq Stock Market LLC
Redeemable warrants, each warrant exercisable for one share of common stock at an exercise price of $11.50 per share	MTRYW	The Nasdaq Stock Market LLC
Units, each consisting of one share of common stock and one redeemable warrant	MTRYU	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐  No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧  No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ◻	Non-accelerated filer ⌧	Smaller reporting company ⌧
Emerging growth company ⌧

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ⌧  No ◻

The registrant was not a public company as of June 30, 2021 and therefore it cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

As of March 29, 2022, there were 14,375,000 shares of common stock, par value $0.0001 per share issued and outstanding.

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K or unless the context otherwise requires, references to:

●	“certificate of incorporation” refers to our amended and restated certificate of incorporation;
●	“we,” “us,” “our,” “our company” or “Monterey Bio” refers to Monterey Bio Acquisition Corporation;
●	“initial stockholders” refers to all of our stockholders immediately prior to the closing of the initial public offering, including the co-sponsors, officers and directors, to the extent they held such shares;
●	“founder shares” or “insider shares” refers to the 2,875,000 shares of common stock held by our initial stockholders prior to the closing of the initial public offering;
●	“private warrants” refers to the warrants issued to our co-sponsors in a private placement simultaneously with the closing of the initial public offering;
●	“co-sponsors” refers to NorthStar and Chardan Monterey;
●	“Chardan” or “Chardan Capital Markets LLC” refers to Chardan Capital Markets LLC, the representative of the underwriters;
●	“Chardan Monterey” refers to Chardan Monterey Investments LLC, an affiliate of Chardan;
●	“NorthStar” refers to NorthStar Bio Ventures, LLC, an affiliate of certain of our officers and directors;
●	“public stockholders” means the holders of shares of common stock which were sold as part of the units in the initial public offering, or “public shares.”

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some statements contained in this Annual Report on Form 10-K (this “Annual Report”) are forward-looking in nature. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future (as defined below). In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

●	our ability to complete our initial business combination, particularly in light of disruption that may result from limitations imposed by the COVID-19 pandemic;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
●	our expectations around prospective target business or businesses;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses;
●	the ability of our officers and directors to generate a number of potential investment opportunities;
●	the delisting of our securities from Nasdaq or an inability to have our securities listed on Nasdaq following a business combination;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	our financial performance following our initial public offering; or
●	the other risk and uncertainties discussed in “Item 1A. Risk Factors,” elsewhere in this Annual Report and in our other filings with the SEC.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

ITEM 1. BUSINESS

General

We are a blank check company incorporated as a Delaware corporation on October 1, 2020, whose business purpose is to enter into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities, which we refer to throughout this Annual Report as our “initial business combination.” While we may pursue an initial business combination in any region or sector, we have initially focused our efforts on a biotech company that has demonstrated success and is primed to thrive in the rapidly evolving biotech industry for our initial business combination.

On September 18, 2020, Chardan Monterey purchased 5,000,000 shares of common stock from us for $25,000, or $0.005 per share. On May 20, 2021, Chardan Monterey transferred 687,500 founder shares back to us for no consideration, which shares were cancelled. On May 21, 2021, Chardan Monterey transferred 3,315,625 founder shares to NorthStar at a price of $0.006 per share. On May 21, 2021, NorthStar transferred 150,000 founder shares to Dr. Satyal, our chief executive officer, and transferred 35,000 founder shares to each of our directors at a price of $0.006 per share. On September 1, 2021, NorthStar transferred 1,078,125 founder shares back to us and Chardan Monterey transferred 359,375 founder shares back to us, in each case for no consideration, which shares were cancelled. As a result, NorthStar holds a balance of 1,912,500 founder shares and Chardan Monterey holds a balance of 637,500 founder shares. The founder shares included an aggregate of up to 375,000 shares that were subject to forfeiture to the extent that the underwriter’s over-allotment option was not exercised in full or in part, so that our initial stockholders would collectively own 20% of our issued and outstanding shares after our initial public offering. The over-allotment option was exercised in full on October 6, 2021; thus, these shares are no longer subject to forfeiture.

The registration statement on Form S-1 (File No. 333-259378) for our initial public offering was declared effective by the Securities and Exchange Commission (the “SEC”) on September 30, 2021. On October 5, 2021, we consummated our initial public offering of 10,000,000 units at $10.00 per unit, generating gross proceeds of $100,000,000. Each unit consists of one share of common stock and one redeemable warrant, with each warrant entitling the holder thereof to purchase one share of common stock at a price of $11.50 per share. On October 6, 2021, the underwriter exercised its over-allotment option in full, resulting in our issuance of an additional 1,500,000 units at a public offering price of $10.00 per unit. After giving effect to the exercise and close of the option, an aggregate of 11,500,000 units have been issued in the initial public offering, with aggregate gross proceeds of $115,000,000.

Simultaneously with the consummation of our initial public offering, we consummated the private placement of 3,750,000 private warrants to NorthStar and 1,250,000 private warrants to Chardan Monterey, in each case at a price of $1.00 per private warrant, generating gross proceeds of $5,000,000. In connection with the full exercise of the underwriters’ over-allotment option, NorthStar purchased an additional 337,500 private warrants and Chardan Monterey purchased an additional 112,500 private warrants, in each case, at a price of $1.00 per private warrant, generating additional gross proceeds of $450,000.

A total of $116,150,000 from the net proceeds of the sale of the units in our initial public offering and the sale of the private placements, including as a result of the full exercise of the underwriters’ over-allotment option, was placed in a trust account established for the benefit of our public stockholders (the “trust account”), with Continental Stock Transfer & Trust Company acting as trustee, and has been invested only in U.S. government treasury bills, notes and bonds with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and which invest solely in U.S. Treasuries. Except for all interest income that may be released to us to pay our tax obligations and for dissolution expenses up to $100,000, as applicable, none of the funds held in the trust account will be released from the trust account until the earlier of: (i) the consummation of our initial business combination by October 5, 2022 (or up to July 5, 2023, as applicable) (as discussed further below) and (ii) a redemption to public stockholders prior to any voluntary winding-up in the event we do not consummate our initial business combination within the applicable period.

Our units began trading on October 1, 2021 on the Nasdaq Global Market (“Nasdaq”) under the symbol “MTRYU.” Commencing on November 22, 2021, the shares of common stock and warrants comprising the units began separate trading on Nasdaq under the symbols “MTRY” and “MTRYW,” respectively. Those units not separated continue to trade on Nasdaq under the symbol “MTRYU.”

Our Competitive Advantage - Strong team of Management, Board and Co-Sponsors

Our business target selection process leverages the insights, extensive biotech network, knowledge and access of our board, co-sponsors, management team and advisors.

Scientific discoveries and the management of biotechnology companies are getting increasingly complex. Finding, developing and launching new drugs are particularly challenging and expensive. As a result, companies are turning to a multidisciplinary approach with selecting a management team. In addition, companies are looking for individuals with proven experience and a track record of success. We believe that a similar approach was necessary with regard to creating our special purpose acquisition company (“special purpose acquisition company” or “SPAC”).

We built our management team around the concept of combining individuals with extensive experience, varied backgrounds and skill sets. Our Chief Executive Officer, Sanjeev Satyal, has a proven and successful track record in the biotech industry and has robust operational experience. William McKeever, Chief Financial Officer, also brings a robust skill set that complements those of our Chief Executive Officer. Mr. McKeever has more than twenty years of significant experience in the healthcare industry and has successfully held key positions in equity research, portfolio management and investment banking. As a result, Mr. McKeever, has broad experience in identifying attractive companies.

In addition to our Chief Executive Officer and Chief Financial Officer, we believe that our company has also assembled a board of directors with wide-ranging knowledge and proven business experience. Their capabilities, concomitant with those of our Chief Executive Officer and Chief Financial Officer, create a robust management team that brings technical expertise in biotechnology, financial knowledge and keen business acumen. As a result, we are positioned to identify robust biotechnology platforms with superior growth opportunities.

Our board members have long-standing and personal relationships with senior executives, founders and investors across the biotech, pharmaceutical and financial industries. We believe this extensive network provides significant access to assets and acquisition opportunities. Our board members also have an extensive track record and history of executing licensing deals, mergers and acquisitions, and other transactions. Furthermore, our board members have significant executive management and board level experience on both the public company and private company levels. They bring a breadth of experience in the life science industry, and throughout their respective careers have developed a network of additional resources such as investment banks, investment market participants, entrepreneurs, consultants and legal and accounting firms. We have leveraged, and plan to continue to leverage, these relationships to source further acquisition opportunities. Finally, our board of directors harbors strong credibility amongst the biotech investor community and boasts a proven ability to help companies navigate the capital markets, particularly in the marketing and executing of private to public transactions for growth companies.

Our co-sponsor, Chardan Monterey, is affiliated with Chardan Capital Markets, LLC, or Chardan, an investment firm and a provider of investment banking services, primarily focused on private and public emerging companies in the healthcare industry. Since its inception, Chardan has executed more than 500 equity capital markets transactions, raising approximately $26 billion of capital in both public and private markets. Chardan is a leading SPAC underwriter, SPAC sponsor (or co-sponsor) and SPAC M&A advisor, providing a highly competitive position as SPACs have become more accepted in the financial industry. Since 2004, Chardan has been the lead or co-lead underwriter on over 90 SPAC initial public offerings, as of September 2021. Chardan has sponsored or co-sponsored 13 SPACs with 7 successfully closed across multiple industries, 1 announced merger, 4 still in market, and 1 publicly filed. Chardan-advised SPACs have targeted a wide range of industries, including life sciences, healthcare services, technology hardware and software. No SPAC that has either been advised by Chardan or for which Chardan served as the lead underwriter has liquidated to date. Chardan has underwritten or advised over a dozen biotech focused SPACs. Since 2015, Chardan has met with private healthcare companies and has earned a reputation for partnering with innovative healthcare platforms to develop and deploy disruptive technologies.

Together, our management team, board, and co-sponsors have significant operational experience in drug discovery, research, clinical development, and management within the healthcare and financial industry. Upon successful completion of our initial business combination, our management team and independent directors may be available, and are willing, to help govern and/or guide continued success of operations. Examples of further contributions may include, but are not limited to, providing counsel on future strategic needs such as acquisitions, financing strategy and general business activities. Following an initial business combination, the team may also offer, as needed, an extensive operating network of relationships to help the business grow and achieve success.

For more details regarding our management team, see Item 10. Directors, Executive Officers and Corporate Governance of this Annual Report.

Strategic Advisors

In addition to the members of our management team, we have established a strategic advisory group for the purpose of assisting our executive officers with sourcing and evaluating business combination opportunities.

Our strategic advisory group currently consists of the following person:

David V. Smith has over 35 years of leadership experience in healthcare, serving at companies such as Syntex, Chiron, Thoratec, and more. He has held a number of C-level positions for more than 20 years. Mr. Smith started his career as a Director of Finance and Administration for Genentech Europe in Switzerland. While there, he directed both the start-up and continuing operations of five European operating entities for finance, accounting, and human resources. Mr. Smith’s first Chief Financial Officer role was with Anergen, Inc., where he was responsible for finance and investor and public relations. He also served as the Chief Operating Officer for IntegenX, Inc., where he oversaw the company’s corporate development, manufacturing, customer service, and administrative functions. The company was later acquired by Thermo Fisher Scientific in 2018. After the sale of IntegenX, Mr. Smith served as the Chief Financial Officer for Five Prime Therapeutics, Inc., leading the finance, accounting, investor relations, and corporate communications functions. Mr. Smith also co-led the effort to develop and implement strategies to grow the company’s drug bemarituzumab, later acquired by Amgen. Mr. Smith received his B.A. from the Willamette University and an M.B.A. from Golden Gate University. In addition, he is the Co-Founder of the Bay Area CFO’s Network in conjunction with Deloitte & Touche.

We may add additional members to the strategic advisory group from time to time. Unlike our management team, members of our strategic advisory group are not responsible for managing our day-to-day affairs and have no authority to engage in substantive discussions with business combination targets on our behalf. Pursuant to a Strategic Advisor Agreement between us and each member of our strategic advisory group, each strategic advisor will receive a cash payment of $50,000 upon, and subject to, consummation of our initial business combination, and will be reimbursed for out-of-pocket expenses incurred by them in connection with our search for an acquisition target and consummation of our initial business combination. In addition, subject to the agreement of the target company in our initial business combination, each strategic advisor will receive a grant of options to purchase up to 20,000 shares of common stock of the combined company, at an exercise price of $11.50 per share, following the initial business combination pursuant to an option agreement to be entered into between us (or the successor entity in our initial business combination) and the strategic advisor.

We believe that the combination of our management team and strategic advisory group is an innovative approach to identifying potential high quality business combination targets and aligns incentives with our stockholders, providing us with distinctive and differentiated capabilities to create stockholder value.

With respect to the foregoing descriptions, the past performance of Chardan and its affiliates, our management team and board of directors and our strategic advisory group is not a guarantee either (i) that we will be able to identify a suitable candidate for our initial business combination or (ii) of success with respect to any business combination we may consummate. Messrs. Grossman and Patel have had management and/or board experience with blank check companies. None of our other officers or directors has had management experience with blank check companies or special purpose acquisition corporations in the past. You should not rely on their respective historical records or the performance of Chardan, its affiliates, our management team or board of directors or our strategic advisory group as indicative of our future performance. Our officers and directors may have conflicts of interest with other entities to which they owe fiduciary or contractual obligations with respect to initial business combination opportunities, including for Mr. Patel, with respect to Quantum FinTech Acquisition Corporation and for Mr. Grossman, with respect to Ventoux CCM Acquisition Corp., Chardan NexTech Acquisition Corp. and Chardan NexTech Acquisition 2 Corp., which we collectively refer to as the “Affiliated SPACs.”

Acquisition Sourcing and Strategy - Approach and Focus

Our acquisition strategy is to leverage our expertise and network relationships to identify, negotiate and acquire one or more business targets (i.e. companies), and/or in-license one or more assets, or combine business targets with in-licensed assets with the ultimate objective of building a public clinical stage biotech enterprise. It is our goal to evaluate business targets that are developing or enabling development of pre-commercial therapeutic candidates across a broad array of therapeutic areas, with an initial focus on oncology and immunology.

Approach – Leverage Team Network

Our business target sourcing and acquisition process leverages the insights, extensive biotech network, knowledge and access of our board, management team and advisors. We believe our team is well-positioned to identify compelling therapeutic candidate opportunities. We also anticipate that the networking and regular interactions of the board and our management team in the healthcare ecosystem, including at financial institutions, investment funds, venture capital firms and consultants, will continue to be a robust resource to identify potential business targets. We have employed a proactive, thematic sourcing strategy and to identify and prioritize business targets or assets where we believe the combination of the relationships, capital, capital markets expertise and operating experience of our co-sponsors and board, will accelerate the target business growth and performance.

The overarching thesis that drives our approach is our belief that therapeutic candidates with strong scientific data and rationale can generate meaningful outcomes for patients and therefore have the potential to generate meaningful commercial impact and financial return. We view potential acquisition candidates, initially focused on small molecule and biologics, through a lens that integrates potential patient benefit and anticipated clinical and regulatory development pathways, with the goal of identifying assets that have the potential to yield early but clear proof of concept clinical data leveraging innovation in genomic and biomarker and other technologies exploiting genetic underpinning of the disease.

With the expertise of the team, in the pursuit of an initial business combination, particular emphasis is placed on identifying superior management teams with novel technology platforms.

While we use the above guidelines to generally guide our approach, we are also opportunistic in assessing assets or companies that come to our attention. For example, this could include opportunities affiliated with our co-sponsors, executive officers or directors, or completing the business combination through a joint venture or other form of shared ownership with our co-sponsors, executive officers or directors.

Market Opportunity

The therapeutics sector of the global healthcare market represents an attractive and expanding market opportunity with a substantial list of target acquisition opportunities. We believe current macro-economic trends will continue to support the growth of the therapeutics sector, and the biotechnology sub-sector in particular. More specifically we believe there is substantial opportunity to find attractive targets in oncology and immunology, as there are more than 1,800 oncology assets in development, representing the therapeutic areas with most assets, and 400 immunology assets currently in development.

Demand for healthcare products is increasing globally due to demographic shifts, rising middle class and prosperity trends, in addition to increased allocation of resources to healthcare and wellbeing. Total healthcare spending in the United States reached $3.8 trillion in 2019 and is expected to grow by an average 5.4 percent annually from 2019 to 2028, reaching nearly $6.2 trillion by 2028, according to a report by The Centers for Medicare & Medicaid Services (“CMS”). Furthermore, total healthcare expenditures are expected rise to almost 20 percent of the US Gross Domestic Product by 2028. In addition, increased financial and in-kind contributions in less developed economies are driving unprecedented expansion of healthcare insurance and infrastructure.

Despite a substantial level of spending on healthcare, the United States does not achieve commensurate health outcomes, with several contributing factors, one such factor being that decision making processes regarding healthcare spending are not guided by an alignment of cost and expected outcomes. We believe the global healthcare market is poised to shift from paying for activities and inputs to paying for results and outcomes. As a result, the healthcare industry is positioned for new innovative technologies and business models to address the prevailing challenges associated with increasing costs, lack of adequate access to care and most importantly, patient outcomes.

We believe the biotech market creates a unique investment opportunity. Over the past ten years, venture capital funding has increased from approximately $3 billion to over $25 billion. This industry dynamic creates a favorable target pool, as VC funds seek liquidity events. Additionally, biotech M&A activity has more than doubled over the past decade, indicating a strong transaction appetite amongst the industry. Since 2018, there have been more than 25 biotech SPAC mergers announced or closed. The median enterprise value of these biotech SPAC targets was over $500 million. Given the favorable market factors, we believe Monterey Bio is well positioned within the biotech ecosystem.

Fundamental scientific discovery and innovation in biomedical sciences has led to the development of countless medicines for serious diseases and improved quality of life for patients. Sustained investments over decades in biomedical sciences by both government and industry have recently borne fruit, and the resulting scientific advances have yielded innovative medicines and new therapeutic modalities including cell and gene therapies. In the past decade, conventional therapeutic modalities, small molecule compounds and biologics, have also resulted in significant advances in treatments of diseases. Paradigm shifts in development of next generation cell and gene therapies products have potential to transform clinical outcomes for previously untreatable diseases and patient populations. Development of these breakthrough medicines are actively supported by regulatory agencies around the world, allowing companies to accelerate drug development processes and availability of treatments to patients. The US FDA and further national regulatory authorities are adjusting and streamlining their respective approval processes to accelerate and optimize the efficiency of bringing products to market. The number of novel drugs approved by the FDA’s Center for Drug Evaluation and Review has increased substantially over the last ten years from 30 in 2011 to 53 in 2020.

The pace of innovation in drug discovery and development is also accelerating due to concurrent advancements in precision medicine, computational chemistry, structural biology and machine learning tools. These advances are enabling the industry to capitalize on insights of basic science and disease pathophysiology, and human genetic discoveries to develop drugs against disease mechanisms previously considered intractable or “undruggable”. Advances in precision medicine are similarly improving the design of clinical studies and leading to a better selection process of patients most likely to benefit from treatment. These converging trends of innovation are likely to enhance productivity in drug development leading to effective and accurate treatment options for patients while delivering cost savings.

Given the aforementioned growth and evolution within the healthcare and biotech industries, a broad universe of private companies, and by extension target acquisition companies, exists. Furthermore, this universe presents an attractive opportunity for a SPAC transaction, creating value not only for investors, but for the target company as well. At the core of industry growth lies disruptive innovation and by nature of the industry, a need for capital. A SPAC transaction can alleviate this need, providing a company with means to succeed. Monterey Bio’s team of management, board of directors, and co-sponsors are well suited to identify a target with a promising and proven product, primed for strong performance in the public markets.

Initial Business Combination

We will have until October 5, 2022 to consummate an initial business combination. In addition, if we anticipate that we may not be able to consummate our initial business combination by October 5, 2022, we may, by resolution of our board if requested by our insiders or their affiliates, extend the period of time to consummate a business combination up to three times by an additional three months each time (for a total of up to 21 months, or by July 5, 2023, to complete a business combination); provided that, pursuant to the terms of our certificate of incorporation and the trust agreement to be entered into between us and Continental Stock Transfer & Trust Company on the date of this prospectus, the only way to extend the time available for us to consummate our initial business combination is for our insiders or their affiliates or designees, upon five days’ advance notice prior to each applicable deadline, to deposit into the trust account $1,150,000 ($0.10 per unit in either case, or an aggregate of $3,450,000, if the time to consummate a business combination is extended to a full 21 months), on or prior to the date of the applicable deadline. Public stockholders will not be offered the opportunity to vote on or redeem their shares in connection with any such extension. In the event that our insiders elected to extend the time to complete a business combination and deposited the applicable amount of money into trust, the insiders would receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. In the event that we receive notice from our insiders five days prior to the applicable deadline of their intent to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our insiders and their affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. To the extent that some, but not all, of our insiders, decide to extend the period of time to consummate our initial business combination, such insiders (or their affiliates or designees) may deposit the entire amount required. If we are unable to consummate our initial business combination within such time period, we will, as promptly as possible but not more than 10 business days thereafter, redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not previously released to us to pay our taxes, and then seek to dissolve and liquidate. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public stockholders. In the event of our dissolution and liquidation, the private warrants will expire and will be worthless.

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we may obtain an opinion from an independent investment banking or accounting firm as to the fair market value of the target business. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

We may, at our option, pursue a business combination opportunity jointly with Chardan or one or more entities affiliated with Chardan, which we refer to as an “Affiliated Joint Acquisition.” We do not expect that we would pursue any such opportunity with an Affiliated SPAC. Any such parties would co-invest only if (i) permitted by applicable regulatory and other legal limitations; (ii) we and Chardan considered a transaction to be mutually beneficial to us as well as the affiliated entity; and (iii) other business reasons exist to do so, such as the strategic merits of including such co-investors, the need for additional capital beyond the amount held in our trust account to fund the initial business combination and/or the desire to obtain committed capital for closing the initial business combination.

We anticipate structuring our initial business combination either (i) in such a way so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses, or (ii) in such a way so that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders, or for other reasons. However, we will only complete our initial business combination if the post-transaction company in which our public stockholders own shares will own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in the business combination transaction. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% test, provided that in the event that the business combination involves more than one target business, the 80% test will be based on the aggregate value of all of the target businesses.

Chardan is the beneficial owner of founder shares and private warrants by virtue of its ownership of Chardan Monterey and members of our management team may indirectly own such securities. In May 2021, NorthStar transferred an aggregate of 325,000 founder shares to our officers, directors and director nominees. Because of such ownership and interests, Chardan and our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors were to be included by a target business as a condition to any agreement with respect to our initial business combination.

Our co-sponsors, officers, directors, Chardan and their respective affiliates may participate in the formation of, or become an officer or director of, any other blank check company prior to completion of our initial business combination. In particular, certain of our directors also serve as officers or directors of an Affiliated SPAC, which is focused on searching for businesses that may provide significant opportunities for attractive investor returns in industries similar to the industries in which our search is focused. As a result, our co-sponsors, officers or directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity, including an Affiliated SPAC. Our certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company, such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, including an Affiliated SPAC, he or she will honor these obligations and duties to present such business combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have significant experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, the requirement that we acquire a target business or businesses having a fair market value equal to at least 80% of the value of the trust account (excluding any deferred underwriters’ fees and taxes payable on the income earned on the trust account) at the time of the agreement to enter into the business combination, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights and the number of our outstanding warrants and the future dilution they potentially represent may not be viewed favorably by certain target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating our initial business combination.

Human Capital Resources

We currently have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters but has devoted, and intends to continue to devote, as much of his time as he deems necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the consummation of our initial business combination.

Our Website

Our corporate website address is www.montereybio.com. The information contained on, or accessible through our corporate website or any other website that we may maintain is not incorporated by reference into this Annual Report.

Periodic Reporting and Financial Information

We have registered our units, shares of common stock and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual report will contain financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of any proxy solicitation sent to stockholders to assist them in assessing the target business. In all likelihood, the financial information included in the proxy solicitation materials will need to be prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards, or IFRS as issued by the International Accounting Standards Board or the IASB, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. The financial statements may also be required to be prepared in accordance with U.S. GAAP for the Form 8-K announcing the closing of an initial business combination, which would need to be filed within four business days thereafter. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have the necessary financial information. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business.

We will be required to comply with the internal control requirements of the Sarbanes-Oxley Act beginning for the fiscal year ending December 31, 2022. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter.

ITEM 1A. RISK FACTORS

Summary of Risk Factors

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in this section, alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

●	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and the status of debt and equity markets.
●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by negative impacts on the global economy, capital markets or other geopolitical conditions resulting from the recent invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities.
●	Our proximity to our liquidation date expresses substantial doubt about our ability to continue as a “going concern.”
●	Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means we may consummate our initial business combination even though a majority of our stockholders do not support such a combination.
●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.
●	Management’s flexibility in identifying and selecting a prospective acquisition candidate, along with our management’s financial interest in consummating our initial business combination, may lead management to enter into an acquisition agreement that is not in the best interest of our stockholders.
●	Certain of our officers and directors are affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.
●	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.
●	If we seek stockholder approval of our business combination, our co-sponsors, directors, officers and their affiliates may elect to purchase shares from stockholders, in which case they may influence a vote in favor of a proposed business combination that you do not support.
●	The ability of our public stockholders to exercise their redemption rights may not allow us to effectuate the most desirable business combination or optimize our capital structure.
●	The requirement that we complete our initial business combination by October 5, 2022 (or up to July 5, 2023, as applicable) may give potential target businesses leverage over us in negotiating our initial business combination.

●	If we seek stockholder approval of our business combination, our co-sponsors, directors, officers and their affiliates may elect to purchase shares from stockholders, in which case they may influence a vote in favor of a proposed business combination that you do not support.
●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares, potentially at a loss.
●	Our securities may not continue to be listed on Nasdaq in the future, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
●	You are not entitled to protections normally afforded to investors of many other blank check companies.
●	If the net proceeds of our initial public offering not being held in the trust account are insufficient to allow us to operate until at least October 5, 2022 (or up to July 5, 2023, as applicable), it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from NorthStar, its affiliates or members of our management team to fund our search and to complete our initial business combination.
●	If we are unable to complete our initial business combination, our public stockholders may be forced to wait until October 5, 2022 (or up to July 5, 2023, as applicable) or longer before redemption from our trust account. In addition, our public stockholders may only receive a pro rata portion of the amount then in the trust account (which may be less than $10.10 per share) (whether or not the underwriters’ over-allotment option is exercised in full) on our redemption, and our warrants will expire worthless.

RISKS RELATING TO OUR SEARCH FOR, CONSUMMATION OF, OR INABILITY TO CONSUMMATE, A BUSINESS COMBINATION AND POST-BUSINESS COMBINATION RISKS

We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company with no operating results to date. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and the status of debt and equity markets.

The COVID-19 outbreak has resulted, and a significant outbreak of other infectious diseases could result, in a widespread health crisis that has affected, or could adversely affect, the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if concerns relating to COVID-19 continue to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected. In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by negative impacts on the global economy, capital markets or other geopolitical conditions resulting from the recent invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities.

United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the recent invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect our search for a business combination and any target business with which we ultimately consummate a business combination. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities, cross-border transactions or our ability to raise equity or debt financing in connection with any particular business combination. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

Our proximity to our liquidation date expresses substantial doubt about our ability to continue as a “going concern.”

In connection with our assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s ("FASB") Accounting Standards Update ("ASU") 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that mandatory liquidation and subsequent dissolution raises substantial doubt about our company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should our company be required to liquidate after October 5, 2022. The financial statements do not include any adjustment that might be necessary if our company is unable to continue as a going concern.

As the number of special purpose acquisition companies increases, there is more competition to find attractive targets for an initial business combination. This could increase the cost associated with completing an initial business combination and could even result in our inability to find a suitable target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many companies have already entered into an initial business combination with special purpose acquisition companies, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many additional special purpose acquisition companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, including the recent invasion of Ukraine by Russia and the resulting sanctions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. There can be no assurance that these trends will not continue. The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

The requirement that the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (excluding any deferred underwriters’ fees and taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination may limit the type and number of companies with which we may complete such a business combination.

Pursuant to Nasdaq listing rules, the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (excluding any deferred underwriters’ fees and taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination. This restriction may limit the type and number of companies that we may complete a business combination with. If we are unable to locate a target business or businesses that satisfy this fair market value test, we may be forced to liquidate and you will only be entitled to receive your pro rata portion of the funds in the trust account, which may be less than $10.10 per share.

Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means we may consummate our initial business combination even though a majority of our public stockholders do not support such a combination.

If a stockholder vote is not required, we may conduct redemptions via a tender offer. Accordingly, we may consummate our initial business combination even if holders of a majority of our public shares do not approve the business combination.

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

You may not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Because our board of directors may consummate our initial business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination. Accordingly, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into our initial business combination with a target.

We may enter into a transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we may not be able to meet such closing condition, and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001, or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets would be aware of these risks and, thus, may be reluctant to enter into our initial business combination transaction with us.

The ability of a large number of our stockholders to exercise redemption rights may not allow us to consummate the most desirable business combination or optimize our capital structure.

In connection with the consummation of our business combination, we may redeem up to that number of shares of common stock that would permit us to maintain net tangible assets of $5,000,001. If our business combination requires us to use substantially all of our cash to pay the purchase price, the redemption threshold may be further limited. Alternatively, we may need to arrange third party financing to help fund our business combination in case a larger percentage of stockholders exercises its redemption rights than we expect. If the acquisition involves the issuance of our shares as consideration, we may be required to issue a higher percentage of our shares to the target or its stockholders to make up for the failure to satisfy a minimum cash requirement. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us.

The requirement that we maintain a minimum net worth or retain a certain amount of cash could increase the probability that we cannot consummate our business combination and that you would have to wait for liquidation in order to redeem your shares.

If, pursuant to the terms of our proposed business combination, we are required to maintain a minimum net worth or retain a certain amount of cash in trust in order to consummate the business combination, regardless of whether we proceed with redemptions under the tender offer or proxy rules, the probability that we cannot consummate our business combination is increased. If we do not consummate our business combination, you would not receive your pro rata portion of the trust account until we liquidate. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount in our trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with a redemption until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our initial business combination by October 5, 2022 (or up to July 5, 2023, as applicable) may give potential target businesses leverage over us in negotiating our initial business combination.

Any potential target business with which we enter into negotiations concerning our initial business combination will be aware that we must consummate our initial business combination by October 5, 2022 (or up to July 5, 2023, as applicable). Consequently, such target business may obtain leverage over us in negotiating our initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence, and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to consummate our initial business combination within the required time period, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.10 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our co-sponsors and our officers and directors have agreed that we must consummate our initial business combination by October 5, 2022 (or up to July 5, 2023, as applicable). If we anticipate that we may not be able to consummate our initial business combination by October 5, 2022, our insiders or their affiliates may, but are not obligated to, extend the period of time to consummate a business combination up to three times by an additional three months each time (for a total of up to 21 months, or up to July 5, 2023). We may not be able to find a suitable target business and consummate our initial business combination within the required time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, subject to lawfully available funds therefor, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law, in which case our public stockholders may only receive $10.10 per share, or less than such amount in certain circumstances, and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.10 per share” and other risk factors herein.

If we seek stockholder approval of our business combination, our co-sponsors, directors, officers and their affiliates may elect to purchase shares from stockholders, in which case they may influence a vote in favor of a proposed business combination that you do not support.

If we seek stockholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our co-sponsors, directors, officers or their affiliates may purchase shares in privately negotiated transactions either prior to or following the consummation of our initial business combination. Such purchases will not be made if our co-sponsors, directors, officers or their affiliates are in possession of any material non-public information that has not been disclosed to the selling stockholder. Such a purchase would include a contractual acknowledgement that such stockholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our co-sponsors, directors, officers or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. It is intended that, if Rule 10b-18 under the Exchange Act would apply to purchases by our initial stockholders, directors, officers or their affiliates, then such purchases will comply with Rule 10b-18, to the extent it applies, which provides a safe harbor for purchased made under certain conditions, including with respect to timing, pricing and volume of purchases.

The purpose of such purchases would be to (1) increase the likelihood of obtaining stockholder approval of the business combination or (2) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of the business combination, where it appears that such requirement would otherwise not be met. This may result in the consummation of an initial business combination that may not otherwise have been possible.

Purchases of shares of common stock in the open market or in privately negotiated transactions by our co-sponsors, directors, officers or their affiliates may make it difficult for us to maintain the listing of our shares on a national securities exchange following the consummation of an initial business combination.

If our co-sponsors, directors, officers or their affiliates purchase shares of common stock in the open market or in privately negotiated transactions, the public “float” of our shares of common stock and the number of beneficial holders of our securities would both be reduced, possibly making it difficult to maintain the listing or trading of our securities on a national securities exchange following consummation of the business combination.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares, potentially at a loss.

Our public stockholders are entitled to receive funds from the trust account only in the event of a redemption to public stockholders prior to any winding up in the event we do not consummate our initial business combination or our liquidation, if they redeem their shares in connection with an initial business combination that we consummate, or if we seek to amend our certificate of incorporation to affect the substance or timing of our redemption obligation to redeem all public shares if we cannot complete an initial business combination by October 5, 2022 (or up to July 5, 2023, as applicable). In no other circumstances will a stockholder have any right or interest of any kind to the funds in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your public shares, potentially at a loss.

You are not entitled to protections normally afforded to investors of many other blank check companies.

Because the net proceeds of our initial public offering are intended to be used to complete our initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, because we had net tangible assets in excess of $5,000,000 upon the consummation of our initial public offering and filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors are not afforded the benefits or protections of those rules. Among other things, this means our units were immediately tradable upon consummation of the initial public offering, and we have a longer period of time to complete our initial business combination than companies have that are subject to Rule 419. Moreover, offerings subject to Rule 419 would prohibit the release of any interest earned on funds held in the trust account to us.

If the net proceeds of our initial public offering not being held in the trust account are insufficient to allow us to operate until October 5, 2022 (or up to July 5, 2023, as applicable), we may be unable to complete our initial business combination.

The funds available to us outside of the trust account may not be sufficient to allow us to operate until October 5, 2022 (or up to July 5, 2023, as applicable), assuming that our initial business combination is not consummated during that time. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we are unable to fund such down payments or “no shop” provisions, our ability to close a contemplated transaction could be impaired. Furthermore, if we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may only receive a pro rata portion of the amount then in the trust account (which may be less than $10.10 per share) on our redemption, and our warrants will expire worthless.

Subsequent to our consummation of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges.

Even if we conduct thorough due diligence on a target business with which we combine, this diligence may not surface all material issues that may be present inside a particular target business. Even with thorough due diligence, we may not be able to uncover all material issues, and there may be factors outside of the target business and outside of our control that may arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption price received by stockholders may be less than $10.10.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we seek to have all vendors, service providers (excluding our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third-party that has not executed a waiver if management believes that such third-party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to consummate an initial business combination by October 5, 2022 (or up to July 5, 2023, as applicable), or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.10 per public share initially held in the trust account, due to claims of such creditors. Pursuant to a letter agreement, our co-sponsors have agreed that they will be liable to us if and to the extent any claims by a third-party (excluding our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.10 per public share and (ii) the actual amount per share held in the trust account as of the date of the liquidation of the trust account if less than $10.10 per share due to reductions in the value of the trust assets, in each case less taxes payable, provided that such liability will not apply to any claims by a third-party who executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third-party, our co-sponsors will not be responsible to the extent of any liability for such third-party claims. However, we have not asked our co-sponsors to reserve for such indemnification obligations, nor have we independently verified whether our co-sponsors have sufficient funds to satisfy their indemnity obligations and we believe that our co-sponsors’ only assets are securities of our company. Therefore, we cannot assure you that our co-sponsors would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties, including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce indemnification obligations against our co-sponsors, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below $10.10 per share and our co-sponsors assert that they are unable to satisfy their obligations or that they have no indemnification obligations related to a particular claim, our independent directors would determine on our behalf whether to take legal action against our co-sponsors to enforce their indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our co-sponsors to enforce their indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations on our behalf, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.10 per share.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including restrictions on the nature of our investments and restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including registration as an investment company, adoption of a specific form of corporate structure and reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are not subject to.

Certain plaintiffs have recently brought claims alleging that SPACs qualify as investment companies because, among other assertions, the proceeds of their initial public offerings are invested in U.S. government securities and money market mutual funds. If the asserted claims are successful, it could have a materially adverse effect on the SPAC industry in general, including us, as we could become subject to the burdensome requirements of the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate our initial business combination. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments and agencies, in particular, the SEC. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application also may change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

If we are unable to consummate our initial business combination, our public stockholders may be forced to wait until October 5, 2022 (or up to July 5, 2023, as applicable) or longer before redemption from our trust account.

If we are unable to consummate our initial business combination by October 5, 2022 (or up to July 5, 2023, as applicable), we will, as promptly as reasonably possible but not more than five business days thereafter (subject to our certificate of incorporation and applicable law), distribute the aggregate amount then on deposit in the trust account (net of taxes payable), pro rata to our public stockholders by way of redemption and cease all operations except for the purposes of winding up of our affairs by way of a voluntary liquidation, as further described herein. Any redemption of public stockholders from the trust account shall be effected as required by our certificate of incorporation prior to our commencing any voluntary liquidation. Except as otherwise described herein, we have no obligation to return funds to investors prior to the date of any redemption required as a result of our failure to consummate our initial business combination within the period described above or our liquidation, unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their shares of common stock. Only upon any such redemption of public shares as we are required to effect or any liquidation will public stockholders be entitled to distributions if we are unable to complete our initial business combination.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies and smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an “emerging growth company” for up to five years. However, if our non-convertible debt issued within a three-year period or revenues exceeds $1.07 billion, or the market value of our shares of common stock that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, we are not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, we have reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and we are exempt from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a new accounting standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, will not adopt the new or revised standard until the time private companies are required to adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used. As such, our financial statements may not be comparable to companies that comply with public company effective dates. We cannot predict if investors will find our shares less attractive because we may rely on the provisions of the JOBS Act. If some investors find our shares less attractive as a result of, there may be a less active trading market for our shares and our share price may be more volatile.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Because we have not selected any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’ operations.

We may pursue acquisition opportunities in any geographic region. While we may pursue an acquisition opportunity in any business industry or sector, we have initially focused our efforts on a biotech company that has demonstrated success and is primed to thrive in the rapidly evolving biotech industry for our initial business combination. Except for the limitations that a target business have a fair market value of at least 80% of the value of the trust account (excluding any deferred underwriters’ fees and taxes payable on the income earned on the trust account) and that we are not permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations, we have flexibility in identifying and selecting a prospective acquisition candidate. Accordingly, there is no basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately acquire. To the extent we consummate our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not properly ascertain or assess all of the significant risk factors, or we may not have adequate time to complete due diligence with respect to the target business and its industry. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. In addition, investors will be relying on the business judgment of our board of directors, which will have significant discretion in choosing the standard used to establish the fair market value of a particular target business. An investment in our securities may not ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in an acquisition target.

We may seek investment opportunities outside our management’s area of expertise and our management may not be able to adequately ascertain or assess all significant risks associated with the target company.

There is no limitation on the industry or business sector we may consider when contemplating our initial business combination. We may therefore be presented with a business combination candidate in an industry unfamiliar to our management team, but determine that such candidate offers an attractive investment opportunity for our company. In the event we elect to pursue an investment outside of our management’s expertise, our management’s experience may not be directly applicable to the target business or the evaluation of its operations.

Although we identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and, as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified specific criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these attributes. If we consummate our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce our initial business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise its redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law or Nasdaq, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may only receive $10.10 per share or even less on our redemption, and our warrants will expire worthless.

We are not required to obtain an opinion from an independent investment banking firm in connection with a business combination, and consequently, an independent source may not confirm that the price we are paying for the business is fair to our public stockholders from a financial point of view.

Unless we consummate our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm that the price we are paying is fair to our public stockholders from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

Resources could be wasted in researching acquisitions that are not consummated.

The investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments requires substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to consummate our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may only receive $10.10 per share or even less on our redemption, and our warrants will expire worthless.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we are unable to complete our initial business combination, our public stockholders may only receive $10.10 per share or even less on our redemption, and the warrants will expire worthless.

If the net proceeds of our initial public offering prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. Financing may not be available on acceptable terms, if at all. The current economic environment, including due to the effects of the COVID-19 pandemic, has made it especially difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to consummate our initial business combination, we would be compelled to either restructure the transaction or abandon that particular initial business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public stockholders may only receive $10.10 per share or even less on our redemption, and the warrants will expire worthless. In addition, even if we do not need additional financing to consummate our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination.

We may only be able to complete one business combination with the proceeds of our initial public offering, which will cause us to be solely dependent on a single business, which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By consummating our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities, which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be solely dependent upon the performance of a single business, property or asset, or dependent upon the development or market acceptance of a single or limited number of products or services. This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously consummate business combinations with multiple prospective targets, which may hinder our ability to consummate our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete the initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to consummate our initial business combination with a private company about which little information is available.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. By definition, very little public information exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in our initial business combination with a company that is not as profitable as we suspected, if at all.

We may not be able to maintain control of a target business after our initial business combination.

We may structure our initial business combination to acquire less than 100% of the equity interests or assets of a target business, but we will only consummate such business combination if we will become the majority stockholder of the target (or control the target through contractual arrangements in limited circumstances for regulatory compliance purposes) or are otherwise not required to register as an investment company under the Investment Company Act, or to the extent permitted by law we may acquire interests in a variable interest entity, in which we may have less than a majority of the voting rights in such entity, but in which we are the primary beneficiary. Even though we may own a majority interest in the target, our stockholders prior to the business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that we will not be able to maintain our control of the target business.

Because of our structure, other companies may have a competitive advantage and we may not be able to consummate an attractive business combination.

We expect to encounter intense competition from entities other than blank check companies having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do, and our financial resources will be relatively limited when contrasted with those of many of these competitors. Therefore, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, seeking stockholder approval of our initial business combination may delay the consummation of a transaction. Any of the foregoing may place us at a competitive disadvantage in successfully negotiating our initial business combination.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Because we must furnish our stockholders with target business financial statements prepared in accordance with United States generally accepted accounting principles or international financial reporting standards, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules, which require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards, or IFRS as issued by the International Accounting Standards Board or the IASB, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. We will include substantially the same financial statement disclosure in connection with any tender offer documents we use, whether or not they are required under the tender offer rules. These financial statement requirements may limit the pool of potential target businesses we may consummate our initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2022. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us because a target company with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

RISKS RELATING TO OUR CO-SPONSORS AND MANAGEMENT TEAM

Management’s flexibility in identifying and selecting a prospective acquisition candidate, along with our management’s financial interest in consummating our initial business combination, may lead management to enter into an acquisition agreement that is not in the best interest of our stockholders.

Subject to the requirement that our initial business combination must be with one or more target businesses or assets having an aggregate fair market value of at least 80% of the value of the trust account (excluding any deferred underwriters’ fees and taxes payable on the income earned on the trust account) at the time of the agreement to enter into such initial business combination, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. Investors will be relying on management’s ability to identify business combinations, evaluate their merits, conduct or monitor diligence and conduct negotiations. Management’s flexibility in identifying and selecting a prospective acquisition candidate, along with management’s financial interest in consummating our initial business combination, may lead management to enter into an acquisition agreement that is not in the best interest of our stockholders, which would be the case if the trading price of our shares of common stock after giving effect to such business combination was less than the per-share trust liquidation value that our stockholders would have received if we had dissolved without consummating our initial business combination.

Our ability to successfully effect our initial business combination and to be successful thereafter will be largely dependent upon the efforts of our officers, directors and key personnel, some of whom may join us following our initial business combination.

Our operations are dependent upon a relatively small group of individuals and, in particular, our officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have consummated our initial business combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

The role of such persons in the target business, however, cannot presently be ascertained. Although some of such persons may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, our assessment of these individuals may not prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and, as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with us after the consummation of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and, could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the consummation of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the consummation of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the consummation of our initial business combination. Our key personnel may not remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effectuate our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’ management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect, and such management may lack the expected skills, qualifications or abilities. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted.

Unlike other blank check companies, we may extend the time to complete a business combination by up to nine months without a stockholder vote or your ability to redeem your shares.

We will have until October 5, 2022 to consummate an initial business combination. However, unlike other similarly structured blank check companies, if we anticipate that we may not be able to consummate our initial business combination by October 5, 2022, our insiders or their affiliates may, but are not obligated to, extend the period of time to consummate a business combination up to three times by an additional three months each time (for a total of up to 21 months, or up to July 5, 2023, to complete a business combination); provided that, pursuant to the terms of our certificate of incorporation and the trust agreement, the only way to extend the time available for us to consummate our initial business combination is for our insiders or their affiliates or designees, upon five days’ advance notice prior to each applicable deadline, to deposit into the trust account $1,150,000 ($0.10 per unit in either case, or an aggregate of $3,450,000, if the time to consummate a business combination is extended to up to July 5, 2023), on or prior to the date of the applicable deadline. Public stockholders will not be offered the opportunity to vote on or redeem their shares in connection with any such extension. Our insiders or their affiliates or designees or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. If we are unable to consummate our initial business combination within the applicable time period, we will, promptly redeem the public shares for a pro rata portion of the funds held in the trust account and promptly following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such event, the warrants will be worthless.

The officers and directors of an acquisition candidate may resign upon consummation of our initial business combination. The loss of an acquisition target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the consummation of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that some members of the management team of an acquisition candidate will not wish to remain in place.

Past performance by our management team, members of our strategic advisory group, or their respective affiliates may not be indicative of future performance of an investment in us.

Information regarding performance is presented for informational purposes only. Any past experience or performance of our management team, members of our strategic advisory group and their respective affiliates is not a guarantee of either (i) our ability to successfully identify and execute a transaction or (ii) success with respect to any business combination that we may consummate. You should not rely on the historical record of our management team, members of our strategic advisory group or their respective affiliates as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward.

Certain of our officers and directors are affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Following the completion of our initial public offering we have engaged, and until we consummate our business combination we intend to engage, in the business of identifying and combining with one or more businesses. Certain of our officers and directors are affiliated with entities that are engaged in a similar business, including Affiliated SPACs. In particular, Mr. Grossman is a director and/or officer of Ventoux CCM Acquisition Corp., Chardan NexTech Acquisition Corp. and Chardan NexTech Acquisition 2 Corp. and Mr. Patel is a director of Quantum FinTech Acquisition Corporation, each of which Affiliated SPACs are blank check companies incorporated for the purpose of effecting their own respective initial business combinations. Each of Messrs. Grossman and Patel owes fiduciary duties or contractual obligations to such Affiliated SPACs.

Certain of our officers and directors presently have, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities, including an Affiliated SPAC. Our officers and directors may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary duties, including an Affiliated SPAC. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to other entities prior to its presentation to us, subject to our directors’ and officers’ fiduciary duties under the Delaware General Corporation Law. Our certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

In addition, Mr. Grossman, our director, is affiliated with Chardan, which was also the underwriter in our initial public offering. Mr. Grossman owes a pre-existing fiduciary duty to Chardan, meaning that he may present opportunities to Chardan prior to presenting them to us, if, for example, a potential target company is open to either raising funds in an offering or engaging in a transaction with a blank check company. This may limit the number of potential targets Mr. Grossman presents to us for purposes of completing a business combination. Any conflict of interest may not be resolved in our favor, and potential target businesses may be presented to another entity prior to their presentation to us.

Our co-sponsors and directors and officers are also not prohibited from sponsoring, investing or otherwise becoming involved with, any other blank check companies similar to ours, including in connection with their initial business combinations, or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or ventures may present additional conflicts of interest in pursuing an initial business combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

Certain shares beneficially owned by our officers and directors will not participate in liquidation distributions and, therefore, our officers and directors may have a conflict of interest in determining whether a particular target business is appropriate for our initial business combination.

Our officers and directors have waived their right to redeem any shares in connection with our initial business combination, or to receive distributions with respect to their founder shares upon our liquidation if we are unable to consummate our initial business combination. Accordingly, these securities will be worthless if we do not consummate our initial business combination. Any warrants they hold, like those held by the public, will also be worthless if we do not consummate an initial business combination. The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

We may engage in our initial business combination with one or more target businesses that have relationships with entities that may be affiliated with our executive officers, directors or existing holders, which may raise potential conflicts of interest.

In light of the involvement of our co-sponsors, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our co-sponsors, officers and directors. Our directors also serve as officers and board members for other entities. We would pursue a transaction with an entity affiliated with our co-sponsors, officers or directors if we determined that such affiliated entity met our criteria for our initial business combination and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion in connection with such transaction from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we seek to acquire, regarding the fairness to our stockholders from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our executive officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest. Our directors have a fiduciary duty to act in the best interests of our stockholders, whether or not a conflict of interest may exist.

We may acquire a target business through an Affiliated Joint Acquisition with one or more affiliates of Chardan. This may result in conflicts of interest as well as dilutive issuances of our securities.

We may, at our option, pursue a business combination opportunity jointly with Chardan or one or more entities affiliated with Chardan, which we refer to as an “Affiliated Joint Acquisition.” We do not expect that we would pursue any such opportunity with an Affiliated SPAC. Any such parties would co-invest only if (i) permitted by applicable regulatory and other legal limitations; (ii) we and Chardan considered a transaction to be mutually beneficial to us as well as the affiliated entity; and (iii) other business reasons exist to do so, such as the strategic merits of including such co-investors, the need for additional capital beyond the amount held in our trust account to fund the initial business combination and/or the desire to obtain committed capital for closing the initial business combination. An Affiliated Joint Acquisition may be effected through a co-investment with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the initial business combination by issuing to such parties a class of equity or equity-linked securities. Accordingly, such persons or entities may have a conflict between their interests and ours.

We may engage Chardan, an affiliate of Chardan Monterey, as our lead financial advisor on our business combination and a lead placement agent in connection with any associated private investment in public equity financing. Any fee in connection with such engagement may be conditioned upon the completion of such transactions. We also engaged Chardan to act as our advisor in connection with the marketing of our business combination and agreed to pay Chardan the Marketing Fee upon consummation of our business combination. In addition, upon the completion of our initial public offering, we granted to Chardan a right of first refusal to act as book running manager for our debt and equity offerings for a certain period of time. Financial interests in the completion of such transactions may influence the advice such affiliate provides.

In the future, we may engage Chardan, an affiliate of Chardan Monterey as a financial advisor in connection with our initial business combination, and a lead placement agent in connection with any associated investment in public equity financing. In connection with such engagement, we may pay Chardan or any other affiliate a customary financial advisory fee in an amount that constitutes a market financial advisory fee for comparable transactions. Pursuant to any such engagement, the affiliate may earn its fee upon closing of the initial business combination. The payment of such fee would likely be conditioned upon the completion of the initial business combination.

Prior to consummation of our initial public offering, we engaged Chardan to act as our advisor in connection with the marketing of our business combination and agreed pay to Chardan a fee for such services upon consummation of our initial business combination. Therefore, affiliates of Chardan Monterey will have additional financial interests in the completion of the initial business combination. The fact that the underwriter or its affiliates’ financial interests are tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial business combination. For instance, these financial interests may influence the advice any such affiliate provides us as our financial advisor, which advice would contribute to our decision on whether to pursue a business combination with any particular target. In addition, upon the completion of our initial public offering, we granted to Chardan a right of first refusal to act as book running manager for any and all of our future public and private equity and debt offerings for a period of 15 months from the closing of an initial business combination.

Because our co-sponsors will lose their entire initial investment in us if our initial business combination is not consummated and our officers and directors have significant financial interests in us, a conflict of interest may arise in determining whether a particular acquisition target is appropriate for our initial business combination.

On September 18, 2020, Chardan Monterey purchased 5,000,000 shares of common stock from us for $25,000, or $0.005 per share. On May 20, 2021, Chardan Monterey transferred 687,500 founder shares back to us for no consideration, which shares were cancelled. On May 21, 2021, Chardan Monterey transferred 3,315,625 founder shares to NorthStar at a price of $0.006 per share. On May 21, 2021, NorthStar transferred 150,000 founder shares to Dr. Satyal, our chief executive officer, and transferred 35,000 founder shares to each of our directors and director nominees at a price of $0.006 per share. On September 1, 2021, NorthStar transferred 1,078,125 founder shares back to us and Chardan Monterey transferred 359,375 founder shares back to us, in each case for no consideration, which shares were cancelled. As a result, NorthStar holds a balance of 1,912,500 founder shares and Chardan Monterey holds a balance of 637,500 founder shares. The founder shares will be worthless if we do not consummate an initial business combination. In addition, NorthStar purchase from us 4,087,500 private warrants and Chardan Monterey purchased from us 1,362,500 private warrants, in each case, at a price of $1.00 per warrant, for an aggregate purchase price of $5,450,000 in a private placement that closed simultaneously with the closing of our initial public offering. The founder shares and private warrants will be worthless if we do not consummate an initial business combination.

Members of our management team and board of directors have significant experience as founders, board members, officers or executives of other companies. As a result, certain of those persons have been, or may become, involved in proceedings, investigations and litigation relating to the business affairs of the companies with which they were, are, or may be in the future be, affiliated. These activities may have an adverse effect on us, which may impeded our ability to consummate an initial business combination.

During the course of their careers, members of our management team and board of directors have had significant experience as founders, board members, officers or executives of other companies. As a result of their involvement and positions in these companies, certain of those persons , are now, or may in the future become, involved in litigation, investigations or other proceedings relating to the business affairs of such companies or transactions entered into by such companies. Any such litigation, investigations or other proceedings may divert the attention and resources of the members of both our management team and our board of directors away from identifying and selecting a target business or businesses for our initial business combination and may negatively affect our reputation, which may impede our ability to complete an initial business combination.

RISKS RELATING TO OUR SECURITIES

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.10 per share.

The proceeds held in the trust account may only be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. While short-term U.S. treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event of very low or negative yields, the amount of interest income (which we may use to pay our taxes, if any) would be reduced. In the event that we are unable to complete our initial business combination, our public stockholders are entitled to receive their pro-rata share of the proceeds then held in the trust account, plus any interest income (less up to $100,000 of interest to pay dissolution expenses). If the balance of the trust account is reduced below $101,000,000 as a result of negative interest rates, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.10 per share.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement do not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York, or a foreign action, in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York or the United States District Court for the Southern District of New York in connection with any action brought in any such court to enforce the forum provisions, or an enforcement action, and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

The choice-of-forum provision in our warrant agreement may (1) result in increased costs for investors to bring a claim or (2) limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors. We note that there is uncertainty as to whether a court would enforce this provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete our initial business combination, which may adversely affect our financial condition and thus negatively impact the value of our stockholders’ investment in us.

We may choose to incur substantial debt to complete our initial business combination. If we incur any indebtedness without a waiver from any lender of any right, title, interest or claim of any kind in or to any monies held in the trust account, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after our initial business combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our shares of common stock;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our shares of common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

If we seek stockholder approval of our business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 20% of our shares of common stock, you will lose the ability to redeem all such shares in excess of 20% of our shares of common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our certificate of incorporation provides that a public stockholder, individually or together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 20% of the shares sold in our initial public offering. Your inability to redeem more than an aggregate of 20% of the shares sold in our initial public offering will reduce your influence over our ability to consummate our initial business combination and you could suffer a material loss on your investment in us if you sell such excess shares in open market transactions. As a result, you will continue to hold that number of shares exceeding 20% and, in order to dispose of such shares, you would be required to sell your shares in open market transaction, potentially at a loss.

Holders of warrants will not participate in liquidating distributions if we are unable to complete an initial business combination within the required time period.

If we are unable to complete an initial business combination within the required time period and we liquidate the funds held in the trust account, the warrants will expire and holders will not receive any of such proceeds with respect to the warrants. The foregoing may provide a financial incentive to public stockholders to vote in favor of any proposed initial business combination as each of their warrants would entitle the holder to receive or purchase additional shares of common stock, resulting in an increase in their overall economic stake in us. If a business combination is not approved, the warrants will expire and be worthless.

If we do not maintain a current and effective prospectus relating to the shares of common stock issuable upon exercise of the warrants, public holders will only be able to exercise such warrants on a “cashless basis” which would result in a fewer number of shares being issued to the holder had such holder exercised the warrants for cash.

If we do not maintain a current and effective prospectus relating to the shares of common stock issuable upon exercise of the warrants at the time that holders wish to exercise such warrants, they will only be able to exercise them on a “cashless basis” provided that an exemption from registration is available. As a result, the number of shares of common stock that a holder will receive upon exercise of its warrants will be fewer than it would have been had such holder exercised its warrant for cash. Further, if an exemption from registration is not available, holders would not be able to exercise their warrants on a cashless basis and would only be able to exercise their warrants for cash if a current and effective prospectus relating to the shares of common stock issuable upon exercise of the warrants is available. Under the terms of the warrant agreement, we agreed to use our best efforts to meet these conditions and to maintain a current and effective prospectus relating to the shares of common stock issuable upon exercise of the warrants until the expiration of the warrants. However, we cannot assure you that we will be able to do so. If we are unable to do so, the potential benefit of the holder’s investment in us may be reduced or the warrants may expire worthless.

An investor will only be able to exercise a warrant for cash if the issuance of common stock upon such exercise has been registered or qualified or is deemed exempt under the securities laws of the state of residence of the holder of the warrants.

No warrants will be exercisable for cash, and we will not be obligated to issue shares of common stock unless the shares of common stock issuable upon such exercise has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. At the time that the warrants become exercisable, we expect to continue to be listed on a national securities exchange, which would provide an exemption from registration in every state. However, we cannot assure you of this fact. If the shares of common stock issuable upon exercise of the warrants are not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, the warrants may be deprived of any value, the market for the warrants may be limited and they may expire worthless if they cannot be sold.

Our management’s ability to require holders of our warrants to exercise such warrants on a cashless basis will cause holders to receive fewer shares of common stock upon their exercise of the warrants than they would have received had they been able to exercise their warrants for cash.

If we call our warrants for redemption after the redemption criteria described elsewhere in this Annual Report have been satisfied, our management will have the option to require any holder that wishes to exercise his warrant (including any warrants held by our co-sponsors and/or their permitted transferees) to do so on a “cashless basis.” If our management chooses to require holders to exercise their warrants on a cashless basis, the number of shares of common stock received by a holder upon exercise will be fewer than it would have been had such holder exercised his warrant for cash. This will have the effect of reducing the potential benefit of the holder’s investment in our company.

We may amend the terms of the warrants in a way that may be adverse to holders with the approval by the holders of a majority of the then outstanding warrants.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder (i) to cure any ambiguity or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in the prospectus for our initial public offering, or to cure, correct or supplement any defective provision, (ii) to make any amendments that are necessary in the good faith determination of our board of directors (taking into account then existing market precedents) to allow for the warrants to be classified as equity in our financial statements or (iii) to add or change any other provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the interests of the registered holders of the warrants. The warrant agreement requires the approval by the holders of a majority of the then outstanding warrants (including the private warrants) in order to make any change that adversely affects the interests of the registered holders; provided that, solely with respect to any amendment to the terms of the private warrants or any provision of the warrant agreement with respect to the private warrants that does not adversely affect any of the terms of the public warrants, such amendment will require only the written consent or vote of the registered holders of at least a majority of the then outstanding private warrants.

We have no obligation to net cash settle the warrants.

In no event will we have any obligation to net cash settle the warrants. Accordingly, the warrants may expire worthless.

A public stockholder who fails to vote either in favor of or against a proposed business combination may not be able to have his, her or its shares redeemed for cash.

In order for a public stockholder to have his, her or its shares redeemed for cash in connection with any proposed business combination, we may require that the public stockholder vote either in favor of or against a proposed business combination. If required to vote pursuant to the procedures specified in our proxy statement to stockholders relating to the business combination, and such public stockholder fails to vote in favor of or against the proposed business combination, whether that stockholder abstains from the vote or simply does not vote, that stockholder would not be able to have his, her or its shares of common stock redeemed for cash in connection with such business combination.

We will require public stockholders who wish to redeem their shares of common stock in connection with a proposed business combination or amendment to our certificate of incorporation to effect the substance or timing of their redemption obligation, if we fail to timely complete a business combination to comply with specific requirements for redemption that may make it more difficult for them to exercise their redemption rights prior to the deadline for exercising their rights.

We will require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the expiration date set forth in the tender offer documents mailed to such holders, or in the event we distribute proxy materials, up to two business days prior to the vote on the proposal to approve the business combination or amendment to our certificate of incorporation to affect the substance or timing of our redemption obligation to redeem all public shares if we cannot complete an initial business combination, or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC System, at the holder’s option. In order to obtain a physical stock certificate, a stockholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that stockholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical stock certificate. While we have been advised that it takes a short time to deliver shares through the DWAC System, this may not be the case. Under Delaware law, we are required to provide at least ten days’ advance notice of any stockholder meeting, which would be the minimum amount of time a stockholder would have to determine whether to exercise redemption rights. Accordingly, if it takes longer than we anticipate for stockholders to deliver their shares, stockholders who wish to redeem may be unable to meet the deadline for exercising their redemption rights and thus may be unable to redeem their shares.

Redeeming stockholders may be unable to sell their securities when they wish to in the event that the proposed business combination is not approved.

We will require public stockholders who wish to redeem their shares of common stock in connection with any proposed business combination to comply with the delivery requirements discussed above for redemption. If such proposed business combination is not consummated, we will promptly return such certificates to the tendering public stockholders. Accordingly, investors who attempted to redeem their shares in such a circumstance will be unable to sell their securities after the failed acquisition until we have returned their securities to them. The market price for our shares of common stock may decline during this time, and you may not be able to sell your securities when you wish, even while other stockholders that did not seek redemption may be able to sell their securities.

Our certificate of incorporation contains provisions that prohibit our engaging in business combinations with interested stockholders in certain circumstances.

We have opted out of Section 203 of the Delaware General Corporate Law (the “DGCL”). However, our certificate of incorporation contains similar provisions providing that we may not engage in certain “business combinations” with any “interested stockholder” for a three-year period following the time that the stockholder became an interested stockholder, unless

●	prior to such time, our board of directors approved either the business combination or the transaction which resulted in the stockholder becoming an interested stockholder;
●	upon consummation of the transaction that resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of our voting stock outstanding at the time the transaction commenced, excluding certain shares; or
●	at or subsequent to that time, the business combination is approved by our board of directors and by the affirmative vote of holders of at least 66 2/3% of the outstanding voting stock that is not owned by the interested stockholder.

Generally, a “business combination” includes a merger, asset or stock sale or certain other transactions with the interested stockholder. Subject to certain exceptions, an “interested stockholder” is a person who, together with that person’s affiliates and associates, owns, or within the previous three years owned, 20% or more of our voting stock.

Under certain circumstances, this provision will make it more difficult for a person who would be an “interested stockholder” to effect various business combinations with a corporation for a three-year period. This provision may encourage companies interested in acquiring our company to negotiate in advance with our board of directors because the stockholder approval requirement would be avoided if our board of directors approves either the business combination or the transaction which results in the stockholder becoming an interested stockholder. These provisions also may have the effect of preventing changes in our board of directors and may make it more difficult to accomplish transactions which stockholders may otherwise deem to be in their best interests.

Our certificate of incorporation provides that our co-sponsors, and their respective affiliates, any of their respective direct or indirect transferees of at least 20% of our outstanding common stock and any group as to which such persons are party to, do not constitute “interested stockholders” for purposes of this provision.

Our initial stockholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our initial stockholders, including our co-sponsors (and/or their designees) collectively own 20% of our issued and outstanding shares of common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our certificate of incorporation. If our initial stockholders, including our co-sponsors (and/or their designees) purchase any additional shares of common stock in the market or in privately negotiated transactions, this would increase their control.

The grant of registration rights to our initial stockholders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our shares of common stock.

Pursuant to a Registration and Stockholder Rights Agreement, dated September 30, 2021, our initial stockholders, including our co-sponsors and their permitted transferees can demand that we register the founder shares and the private warrants and the underlying securities. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our shares of common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholder of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our shares of common stock that is expected when the securities owned by our initial stockholders, including our co-sponsors and their permitted transferees are registered.

Since NorthStar paid only approximately $0.006 per share and Chardan Monterey paid only $0.005 per share for the founder shares, certain of our officers and directors could potentially make a substantial profit even if we acquire a target business that subsequently declines in value.

The founder shares held by our co-sponsors were issued in exchange for a capital contribution of $25,000, or approximately $0.006 per share, in the case of NorthStar, and $0.005 per share, in the case of Chardan Monterey. An aggregate of 325,000 founder shares were distributed to our officers and directors, who therefore have a significant economic interest. As a result, the low acquisition cost of the founder shares creates an economic incentive whereby our officers and directors could potentially make a substantial profit even if we complete a business combination with a target business that subsequently declines in value and is unprofitable for public investors.

The nominal purchase price paid by our co-sponsors for the founder shares may result in significant dilution to the implied value of your public shares upon the consummation of our initial business combination.

We offered our units at an offering price of $10.00 per unit, implying an initial value of $10.10 per public share. However, prior to our initial public offering, our co-sponsors paid a nominal aggregate purchase price of $25,000 for the founder shares, or approximately $0.006 per share, in the case of NorthStar, and $0.005 per share, in the case of Chardan Monterey.The amount held in the trust account was $116,152,371 as of December 31, 2021. The value of your public shares may be significantly diluted upon the consummation of our initial business combination, when the founder shares are converted into public shares. For example, the following table shows the dilutive effect of the founder shares on the implied value of the public shares upon the consummation of our initial business combination. The following table (i) assumes that (a) our valuation is $116,152,371 (which is the amount held in the trust account as of December 31, 2021), (b) no additional interest is earned on the funds held in the trust account, (c) no public shares are redeemed in connection with our initial business combination and (d) all founder shares are held by our initial stockholders upon completion of our initial business combination, and (ii) does not take into account other potential impacts on our valuation at the time of our initial business combination such as (a) the value of the public warrants and private warrants, (b) the trading price of our shares of common stock, (c) business combination transaction costs (including a Marketing Fee of $4,025,000), (d) any equity issued or cash paid to the target’s sellers, (e) any equity issued to other third party investors or (f) the target’s business itself, including its assets, liabilities, management and prospects.

Public shares	11,500,000
Founder shares	2,875,000

Total shares	14,375,000
Total funds in trust available for initial business combination	$116,152,371
Initial implied value per public share	$10.10
Implied value per share upon consummation of initial business combination	$8.08

The value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.00 per share.

Upon the closing of our initial public offering our co-sponsors invested in us an aggregate of $5,475,000, comprised of the $25,000 purchase price for the founder shares and the $5,450,000 purchase price for the private warrants. Assuming a trading price of $10.00 per share upon consummation of our initial business combination, the 2,875,000 founder shares would have an aggregate implied value of $28,750,000. Even if the trading price of our common stock was as low as $1.90 per share, and the private warrants were worthless, the value of the founder shares would be equal to the co-sponsors’ initial investment in us. As a result, our co-sponsors are likely to be able to recoup their investment in us and make a substantial profit on that investment, even if our public shares have lost significant value. Accordingly, our management team, which owns interests in either of our co-sponsors and/or founder shares, may have an economic incentive that differs from that of the public stockholders to pursue and consummate an initial business combination rather than to liquidate and to return all of the cash in the trust to the public stockholders, even if that business combination were with a riskier or less-established target business. For the foregoing reasons, you should consider our management team’s financial incentive to complete an initial business combination when evaluating whether to redeem your shares prior to or in connection with the initial business combination.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

Unlike most blank check companies, if we issue additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a newly issued price of less than $9.20 per share of common stock, then the exercise price of the warrants will be adjusted to be equal to 115% of higher of the Market Value and the newly issued price and the $16.50 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 165% of the higher of the Market Value and the newly issued price. This may make it more difficult for us to consummate an initial business combination with a target business.

A market for our securities may not fully develop or be sustained, which would adversely affect the liquidity and price of our securities.

The price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions. An active trading market for our securities may not fully develop or, if developed, it may not be sustained. Additionally, if our securities become delisted from Nasdaq for any reason, and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities not listed on a national exchange, the liquidity and price of our securities may be more limited than if we were listed on Nasdaq or another national exchange. You may be unable to sell your securities unless a market can be fully developed and sustained.

Our securities may not continue to be listed on Nasdaq in the future, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are currently listed on Nasdaq. However, we cannot assure you that our securities will continue to be listed on Nasdaq in the future. Additionally, in connection with our business combination, Nasdaq may require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time. If Nasdaq delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	a reduced liquidity with respect to our securities;
●	a determination that our shares of common stock are a “penny stock,” which will require brokers trading in our shares of common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our shares of common stock;
●	a limited amount of news and analyst coverage for our company; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

Our certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with our company or our company’s directors, officers or other employees.

Our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for any (1) derivative action or proceeding brought on behalf of our company, (2) action asserting a claim of breach of a fiduciary duty owed by any director, officer, employee or agent of our company to our company or our stockholders, or any claim for aiding and abetting any such alleged breach, (3) action asserting a claim against our company or any director or officer of our company arising pursuant to any provision of the DGCL or our certificate of incorporation or our bylaws, or (4) action asserting a claim against us or any director or officer of our company governed by the internal affairs doctrine except for, as to each of (1) through (4) above, any claim (a) as to which the Court of Chancery determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (b) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, or (c) arising under the federal securities laws, including the Securities Act, as to which the Court of Chancery and the federal district court for the District of Delaware shall concurrently be the sole and exclusive forums. Notwithstanding the foregoing, the inclusion of such provision in our certificate of incorporation is not be deemed to be a waiver by our stockholders of our obligation to comply with federal securities laws, rules and regulations, and the provisions of this paragraph in our certificate of incorporation will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America shall be the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any shares of our capital stock shall be deemed to have notice of and to have consented to the forum provisions in our certificate of incorporation. If any action the subject matter of which is within the scope the forum provisions is filed in a court other than a court located within the State of Delaware (a

“foreign action”) in the name of any stockholder, such stockholder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located within the State of Delaware in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such stockholder in any such enforcement action by service upon such stockholder’s counsel in the foreign action as agent for such stockholder.

This choice-of-forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company or its directors, officers or other employees, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our certificate of incorporation inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

RISKS RELATING TO ACQUIRING AND OPERATING A BUSINESS OUTSIDE OF THE UNITED STATES

We may effect our initial business combination with a company located outside of the United States.

If we effect our initial business combination with a company located outside of the United States, we would be subject to any special considerations or risks associated with companies operating in the target business’ home jurisdiction, including any of the following:

●	rules and regulations or currency redemption or corporate withholding taxes on individuals;
●	laws governing the manner in which future business combinations may be effected;
●	exchange listing and/or delisting requirements;
●	tariffs and trade barriers;
●	regulations related to customs and import/export matters;
●	longer payment cycles;
●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;
●	currency fluctuations and exchange controls;
●	rates of inflation;
●	challenges in collecting accounts receivable;
●	cultural and language differences;
●	employment regulations;
●	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and
●	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer.

There are costs and difficulties inherent in managing cross-border business operations.

Managing a business, operations, personnel or assets in another country is challenging and costly. Any management that we may have (whether based abroad or in the United States) may be inexperienced in cross-border business practices and unaware of significant differences in accounting rules, legal regimes and labor practices. Even with a seasoned and experienced management team, the costs and difficulties inherent in managing cross-border business operations, personnel and assets can be significant (and much higher than in a purely domestic business) and may negatively impact our financial and operational performance.

Social unrest, acts of terrorism, regime changes, changes in laws and regulations, political upheaval, or policy changes or enactments may occur in a country in which we may operate after we effect our initial business combination.

Political events in another country may significantly affect our business, assets or operations. Social unrest, acts of terrorism, regime changes, changes in laws and regulations, political upheaval, and policy changes or enactments could negatively impact our business in a particular country.

Many countries have difficult and unpredictable legal systems and underdeveloped laws and regulations that are unclear and subject to corruption and inexperience.

Our ability to seek and enforce legal protections, including with respect to intellectual property and other property rights, or to defend ourselves with regard to legal actions taken against us in a given country, may be difficult or impossible, which could adversely impact our operations, assets or financial condition.

Rules and regulations in many countries are often ambiguous or open to differing interpretation by responsible individuals and agencies at the municipal, state, regional and federal levels. The attitudes and actions of such individuals and agencies are often difficult to predict and inconsistent.

Delay with respect to the enforcement of particular rules and regulations, including those relating to customs, tax, environmental and labor, could cause serious disruption to operations abroad and negatively impact our results.

If relations between the United States and foreign governments deteriorate, it could cause potential target businesses or their goods and services to become less attractive.

The relationship between the United States and foreign governments could be subject to sudden fluctuation and periodic tension. For instance, the United States may announce its intention to impose quotas on certain imports or become involved in trade wars with other nations. Such import quotas or trade wars may adversely affect political relations between the two countries and result in retaliatory countermeasures by the foreign government in industries that may affect our ultimate target business. Changes in political conditions in foreign countries and changes in the state of U.S. relations with such countries are difficult to predict and could adversely affect our operations or cause potential target businesses or their goods and services to become less attractive. Because we are not limited to any specific industry, there is no basis for investors to evaluate the possible extent of any impact on our ultimate operations if relations are strained between the United States and a foreign country in which we acquire a target business or move our principal manufacturing or service operations.

If our management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws.

Following our initial business combination, our management may resign from their positions as officers or directors of the company and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with our laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming, and could lead to various regulatory issues, which may adversely affect our operations.

Currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target all revenues and income would likely be received in a foreign currency and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

Because foreign law could govern our material agreements, we may not be able to enforce our rights within such jurisdiction or elsewhere.

Foreign law could govern our material agreements. The target business may not be able to enforce any of its material agreements or remedies may not be available outside of such foreign jurisdiction’s legal system. The system of laws and the enforcement of existing laws and contracts in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The judiciaries in certain foreign countries may be relatively inexperienced in enforcing corporate and commercial law, leading to a higher than usual degree of uncertainty as to the outcome of any litigation, any such jurisdictions may not favor outsiders or could be corrupt. As a result, the inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business and business opportunities.

RISKS RELATING TO TAXATION

Our initial business combination and our structure thereafter may not be tax-efficient to our stockholders and warrant holders. As a result of our initial business combination, our tax obligations may be more complex, burdensome and uncertain.

Although we will attempt to structure our initial business combination in a tax-efficient manner, tax structuring considerations are complex, the relevant facts and law are uncertain and may change, and we may prioritize commercial and other considerations over tax considerations. For example, in connection with our initial business combination and subject to requisite stockholder approval, we may structure our business combination in a manner that requires stockholders and/or warrant holders to recognize gain or income for tax purposes. We do not intend to make any cash distributions to stockholders or warrant holders to pay taxes in connection with our business combination or thereafter. Accordingly, a stockholder or a warrant holder may need to satisfy any liability resulting from our initial business combination with cash from its own funds or by selling all or a portion of such holder’s shares or warrants. In addition, we may effect a business combination with a target company in another jurisdiction or reincorporate in a different jurisdiction (including, but not limited to, the jurisdiction in which the target company or business is located). As a result, stockholders and warrant holders may be subject to additional income, withholding or other taxes with respect to their ownership of us after our initial business combination.

Furthermore, we may effect a business combination with a target company that has business operations outside of the United States, and, possibly, business operations in multiple jurisdictions. If we effect such a business combination, we could be subject to significant income, withholding and other tax obligations in a number of jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions. Due to the complexity of tax obligations and filings in other jurisdictions, we may have a heightened risk related to audits or examinations by taxing authorities. This additional complexity and risk could have an adverse effect on our after-tax profitability and financial condition.

We could be subject to a second level of U.S. federal income tax on a portion of our income if we are determined to be a personal holding company for U.S. federal income tax purposes.

We could be subject to a second level of U.S. federal income tax on a portion of our income if we are determined to be a personal holding company (a “PHC”) for U.S. federal income tax purposes. A U.S. corporation generally will be classified as a PHC for U.S. federal income tax purposes in a given taxable year if (i) at any time during the last half of such taxable year, five or fewer individuals (without regard to their citizenship or residency and including as individuals for this purpose certain entities such as certain tax-exempt organizations, pension funds and charitable trusts) own or are deemed to own (pursuant to certain constructive ownership rules) more than 50% of the stock of the corporation by value and (ii) at least 60% of the corporation’s adjusted ordinary gross income, as determined for U.S. federal income tax purposes, for such taxable year consists of PHC income (which includes, among other things, dividends, interest, certain royalties, annuities and, under certain circumstances, rents).

Depending on the date and size of our initial business combination, it is possible that at least 60% of our adjusted ordinary gross income may consist of PHC income. In addition, depending on the concentration of our stock in the hands of individuals, including the members of our initial stockholders and certain tax-exempt organizations, pension funds and charitable trusts, it is possible that more than 50% of our stock may be owned or deemed owned (pursuant to the constructive ownership rules) by such persons during the last half of a taxable year. Thus, no assurance can be given that we will not be a PHC in the future. If we are or were to become a PHC in a given taxable year, we would be subject to an additional PHC tax, currently 20%, on our undistributed PHC income, which generally includes our taxable income, subject to certain adjustments.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently maintain our executive offices at 17 State Street, 21st Floor, New York, NY 10004, and our telephone number is (917) 267-0216. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our equity securities trade on Nasdaq. Each of our units consists of one share of common stock and one redeemable warrant and, commencing on October 1, 2021, trades on Nasdaq under the symbol “MTRYU.” The common stock and warrants underlying our units began trading separately on Nasdaq under the symbols “MTRY” and “MTRYW,” respectively, on November 22, 2021.

Holders of Record

On March 29, 2022, there were approximately 1 holder of record of our units, 9 holders of record of our common stock and 3 holders of record of our warrants. Such numbers do not include beneficial owners holding our securities through nominee names.

Dividends

We have not paid any cash dividends on our shares of common stock to date, and do not intend to pay cash dividends prior to the completion of a business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Use of Proceeds from our Initial Public Offering

On October 5, 2021, we consummated our initial public offering of 10,000,000 units and on October 6, 2021, we issued an additional 1,500,000 units as a result of the exercise in full of the underwriters’ over-allotment option, in each case, at an offering price of $10.00 per unit, generating aggregate gross proceeds of $115,000,000. The securities sold in our initial public offering were registered under the Securities Act on registration statement on Form S-1 (File No. 333-259378). The registration statement became effective on September 30, 2021.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report.

Overview

We are a blank check company incorporated on July 23, 2020 as a Delaware corporation and formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities. We intend to effectuate our initial business combination using cash from the proceeds of the initial public offering and the sale of the private warrants, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Results of Operations

Our only activities from July 23, 2020 (inception) through December 31, 2021 were organizational activities, those necessary to consummate the initial public offering, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2021, we had net loss of $583,227, which consisted of operating costs of $522,882, change in fair value loss of over-allotment option liability of $62,716, offset by interest income on marketable securities held in the trust account of $2,371.

For the period from July 23, 2020 (inception) through December 31, 2020, we had net loss of $1,000 which consisted of operating costs.

Liquidity and Capital Resources

On October 5, 2021, we consummated the initial public offering of 10,000,000 units, at $10.00 per unit, generating total gross proceeds of $100,000,000. Simultaneously with the closing of the initial public offering, we consummated the sale of 5,000,000 private warrants at a price of $1.00 per private warrant in private placements to Chardan Monterey and NorthStar, generating gross proceeds of $5,000,000.

On October 6, 2021, in connection with the underwriter’s exercise of their over-allotment option in full, we consummated the sale of an additional 1,500,000 units, at $10.00 per unit, and the sale of an additional 450,000 private warrants, at $1.00 per private warrant, generating gross total proceeds of $15,450,000.

Following the initial public offering, the full exercise of the over-allotment option, and the sale of private warrants, a total of $116,150,000 was placed in the trust account. We incurred transaction costs of $2,822,084, consisting of $2,300,000 of underwriting fees, and $522,084 of other offering costs.

For the year ended December 31, 2021, cash used in operating activities was $939,686. Net loss of $583,227 was affected by the change in fair value loss of the of the over-allotment of $62,716 and interest earned on marketable securities held in the trust account of $2,371. Changes in operating assets and liabilities used $416,804 of cash for operating activities.

For the period from July 23,2020 (inception) through December 31, 2020, cash used in operating activities was $1,000 which consisted of net loss.

As of December 31, 2021, we had marketable securities held in the trust account of $116,152,371 (including approximately $2,371 of interest income) consisting of securities held in a money market fund that invests in U.S Treasury securities with a maturity of 185 days or less. Interest income on the balance in the trust account may be used by us to pay taxes. Through December 31, 2021, we did not withdraw any interest earned on the trust account to pay our taxes. We intend to use substantially all of the funds held in the trust account, including any amount representing interest earned on the trust account (less income taxes payable), to complete our business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the remaining funds held in the trust account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our business combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

As of December 31, 2021, we had cash of $510,814. We intend to use the funds held outside the trust account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the insiders, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into private warrants at a price of $1.00 per private warrant at the option of the lender. The private warrants would be identical to the public warrants issued in the initial public offering.

In March 2022, the sponsor committed to provide us up to $500,000 in working capital loans as described in Note 5. Through the date of this filing, there have been no amounts advanced to us under the working capital loans. We may raise additional capital through loans or additional investments from the Sponsor or its stockholders, officers, directors, or third parties.

We monitor the adequacy of our working capital in order to meet the expenditures required for operating our business prior to our initial business combination. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of our public shares upon completion of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until October 5, 2022 to consummate a Business Combination. The Company has the option to extend the date for mandatory liquidation if the Sponsors or it affiliates deposit into the trust account $1,150,000 for each 3 month extension up to July 5, 2023. The Company intends to complete a Business Combination before the mandatory liquidation date or its extended liquidation date if applicable. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur and an extension is not requested by the Sponsor, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 5, 2022.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2021.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities, other than an agreement to pay NorthStar a monthly fee of $10,000 for general and administrative services, including office space, utilities and secretarial support. However, pursuant to the terms of such agreement, we may delay payment of such monthly fee upon a determination by our audit committee that we lack sufficient funds held outside the trust to pay actual or anticipated expenses in connection with our initial business combination. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of our initial business combination. We began incurring these fees on September 30, 2021 and will continue to incur these fees monthly until the earlier of the completion of our initial business combination and our liquidation.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Net Loss Per Common Stock

Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. Accretion associated with the redeemable shares of common stock is excluded from earnings per share as the redemption value approximates fair value.

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

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2021, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our current directors and executive officers are listed below.

O
Name	Age	Position
Sanjeev Satyal	53	Chief Executive Officer
William McKeever	66	Chief Financial Officer and Director
Jonas Grossman	48	Director
Sandip I. Patel	55	Director
Frances K. Heller	55	Director
James R. Neal	66	Director

Sanjeev Satyal, Ph.D., has served as our Chief Executive Officer since April 2021. From 2018 to February 2021, Dr. Satyal served as Chief Executive Officer of pH Pharma Co. Inc., a clinical-stage biopharmaceutical company focused on developing innovative healthcare products for unmet clinical and patient needs. From 2015 to February 2021, he has also served as Vice President of Research & Development at pH Pharma. Previously, Dr. Satyal served as Vice President, Biology at StemGuard Therapeutics, a biotech company focused on developing therapies for degenerative diseases. Prior to that he worked as a Director of Research at StemPar Sciences and as a Director of Cancer Biology at OncoMed Pharmaceuticals. Dr. Satyal was a postdoctoral fellow at Genentech. Dr. Satyal is the inventor of over 30 U.S. issued or pending patents, and their foreign counterparts, in various pharmaceutical areas and has also co-authored several scientific publications. Dr. Satyal earned a B.Sc. in Life Sciences at St. Xavier’s College, University of Bombay, an M.Sc. in Biotechnology at the University of Poona and a Ph.D. in Biochemistry at Northwestern University.

William McKeever has served as our Chief Financial Officer since May 2021. Mr. McKeever has more than 20 years of experience in the healthcare industry encompassing various roles in equity research, portfolio management and investment banking. Since 2017, Mr. McKeever has worked as a consultant to various companies that are creating breakthrough technologies to treat diseases in the healthcare industry. From 2010 to 2016, Mr. McKeever was Managing Director of First Bridgehouse Securities, a boutique investment firm, where he was a consultant to early-stage companies across a broad range of sectors within the healthcare industry. Prior to that, Mr. McKeever was a sell-side equity analyst covering the managed care industry at firms including PaineWebber from 1997 to 2000 and UBS from 2000 to 2005. While at PaineWebber and UBS, he was a managing director and was ranked for several year as an All-American Analyst by Institutional Investor magazine based on its poll of analysts around the country. While at UBS, he was involved in several initial public offerings of managed care companies. From 2005 to 2009, From 2005 to 2009, Mr. McKeever was a Managing Director managing all health care investments including pharmaceuticals, medical devices, services and biotechnology in the Principal Credit Group (PCG) of Merrill Lynch. PCG was an internal fund that managed debt and equity investments in all sectors globally. Mr. McKeever earned his B.A. in Economics from Denison University and his M.B.A. in Finance from the Wharton School of the University of Pennsylvania.

Jonas Grossman has served as a member of our board of directors since July 2020. Mr. Grossman has served as Managing Partner and Head of Capital Markets for Chardan, a New York headquartered broker/dealer, since December 2003, and has additionally served as President of Chardan since September 2015. Mr. Grossman has been a founder and member of the board of seven special purpose acquisition companies, of which on four he also has served as Chief Executive Officer and President. Mr. Grossman served as the President and Chief Executive Officer of Chardan Healthcare Acquisition 2 Corp. from April 2020 until its merger with Renovacor, Inc. in September 2021; he now serves as a director of Renovacor. He also served as President and Chief Executive Officer of Chardan Healthcare Acquisition Corp. from March 2018 until its merger in October 2019 with BiomX Ltd. (NYSE: PHGE). He is currently a director of BiomX. Mr. Grossman also serves as the President and Chief Executive Officer of Chardan NexTech Acquisition Corp. and Chardan NexTech Acquisition 2 Corp., each, a special purpose acquisition company. Mr. Grossman was a founder and director of LifeSci Acquisition Corp (Nasdaq: LSAC) from March 2020 until the close of its business combination with Vincera Pharma, Inc. in December 2020. He has served as a director of Ventoux CCM Acquisition Corp (Nasdaq: VTAQ) since December 2020 and CleanTech Acquisition Corp since July 2021. Previously, from 2001 to 2003, Mr. Grossman worked at Ramius Capital Group, LLC, a global multi-strategy hedge fund where he served as Vice President and Head Trader. Mr. Grossman holds a B.A. in Economics from Cornell

University and an M.B.A. from New York University’s Stern School of Business. He has served on the board of directors for UNICEF since December 2016.

Sandip I. Patel, Esq., has served as a member of our board of directors since April 2021. Mr. Patel has been an attorney and corporate business consultant at Sandip I. Patel, P.A., a law firm founded by Mr. Patel in 2000. Since 2017, Mr. Patel has also served as Chief Legal Counsel of Channel Investments, LLC, a medical device company. Mr. Patel has been involved in the formation, acquisition, development, growth, and liquidity events related to companies in the healthcare, insurance and financial services fields. Mr. Patel currently holds public and private investments in a wide range of industries with a focus on medical devices, biotechnology, healthcare services and related technologies, as well as FinTech and related services. Mr. Patel is also a co-founding shareholder of AtlasBanc, and was a co-founding shareholder, and board member of Anderen Bank. He served on the board of directors for Avatar Property and Casualty Insurance Company, a Florida-based homeowners insurance company. Mr. Patel was the Founder, President and Chief Executive Officer of the Orion group of companies, a full-service real estate development company. Previously, Mr. Patel served as Head of the New Business Development and M&A team to national health insurance companies. Mr. Patel oversaw all legal, regulatory and governmental affairs on behalf of WellCare, while serving as the General Counsel and a partner in the company. Since February 2021, Mr. Patel has served as a director of Quantum FinTech Acquisition Corporation, a special purpose acquisition company (NYSE: QFTA). Mr. Patel holds a J.D. degree from the Stetson University College of Law and a B.B.A. in Finance from the University of Georgia. We believe Mr. Patel is well qualified to serve as a director due to his substantial experience with public and private investments in a wide range of industries, including the financial services and technology industries, as well as his experience serving on the boards of financial services, insurance and other companies.

Frances K. Heller has served as a member of our board of directors since September 2021. For more than 25 years, Ms. Heller has been an executive and director in the pharmaceutical and biotech industries with expertise in business development, strategic transactions, and legal affairs. In this sector, Ms. Heller was most recently Senior Vice President of Business Development at Bristol-Myers Squibb and a Trustee of the Bristol-Myers Squibb Foundation, from 2012 to 2014. In 2015, Ms. Heller founded Good2Go, Inc., an IoT technology company, for which she currently serves as Chair and Chief Executive Officer. Ms. Heller is a member of the board of directors of Affinivax, a private early-stage vaccine company, the Co-Chair of Lava Maex, a non-profit clean water/mobile hygiene organization and is also on the board of advisers at Tulane University. She previously served as a board member of Zafgen, Inc. (Nasdaq: ZFGN) (currently Larimar Therapeutics, Inc.) from 2014 to 2017. She also previously served as Trustee of the Dana Farber Cancer Institute. Ms. Heller is a member of the California State Bar and is licensed by the U.S. Patent and Trademark Office. Ms. Heller holds a B.S. in Biology from Tulane University, an M.A. in Biology from American University and a J.D. degree from Golden Gate University.

James R. Neal has served as a member of our board of directors since September 2021. Since 2016, Mr. Neal has served as Chief Executive Officer and director of Xoma Corporation (Nasdaq: XOMA), a biotech royalty aggregator, after having previously served as its Senior Vice President and Chief Operating Officer. He joined Xoma in 2009 as its Vice President, Business Development. Prior to joining Xoma, Mr. Neal was Acting Chief Executive Officer of Entelos, Inc. a leading bio-simulation company. Previously, in 2007, Entelos acquired Iconix Biosciences, a privately held company where Mr. Neal served as Chief Executive Officer and established multi-year collaborations with Bristol-Myers Squibb, Abbott Labs, Eli Lilly and the U.S. Food and Drug Administration. While Executive Vice President of Incyte Genomics from 1999 to 2002, he led the global commercial activities with pharmaceutical company collaborators and partners including Pfizer, Aventis and Schering-Plough, as well as sales, marketing and business development activities for the company. Previously, he was an executive with Monsanto Company in positions of increasing responsibility. Mr. Neal also serves as Chairman of the board of directors of Palisade Bio, a clinical-stage biopharmaceutical company. Mr. Neal earned his B.Sc. in Agriculture and his M.Sc. in Genetics and Plant Breeding, each from the University of Manitoba, Canada, and holds an Executive M.B.A. degree from Washington University in St. Louis, Missouri.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee, both of which are composed solely of independent directors. Each committee operates under a charter that has been approved by our board of directors and has the composition and responsibilities described below. The charter of each committee is available to view at our website, www.montereybio.com, under the Investor Relations section.

Audit Committee

The members of our audit committee are Messrs. Neal and Patel and Ms. Heller. Mr. Neal serves as chairman of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that Mr. Patel qualifies as an “audit committee financial expert” as defined in applicable SEC rules. Messrs. Neal and Patel and Ms. Heller meet the independent director standard under Nasdaq’s listing standards. Notwithstanding that Mr. Patel is an independent director under Nasdaq’s listing standards, Mr. Patel beneficially owns more than 10% of our common stock and as a result, does not fall under the Safe Harbor Provision of SEC Rule 10A-3.

We have adopted an Audit Committee Charter, which details the purpose and principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;
●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;
●	reviewing and discussing with the independent registered public accounting firm all relationships the independent registered public accounting firm have with us in order to evaluate their continued independence;
●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm;
●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;
●	obtaining a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;
●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

The members of our compensation committee are Messrs. Neal and Patel and Ms. Heller. Mr. Patel serves as chairman of the compensation committee. Messrs. Neal and Patel and Ms. Heller meet the independent director standard under Nasdaq’s listing standards.

We have adopted a Compensation Committee Charter, which details the purpose and responsibilities of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation;

●	reviewing and approving the compensation of all of our other executive officers;
●	reviewing our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;
●	producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser, and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC.

Director Nominations

We do not have a standing nominating committee. In accordance with Nasdaq Rule 5605(e)(2), a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who shall participate in the consideration and recommendation of director nominees are Messrs. Neal and Patel and Ms. Heller. In accordance with Rule 5605(e)(1)(A) of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place. The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to the board of directors should follow the procedures set forth in our certificate of incorporation.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Code of Ethics, Corporate Governance Guidelines and Committee Charters

We have adopted a Code of Ethics (“Code of Ethics”) that applies to all of our executive officers, directors and employees. The Code of Ethics codifies the business and ethical principles that govern all aspects of our business. We have filed a copy of our Code of Ethics, our Audit Committee Charter and our Compensation Committee Charter as exhibits to our registration statement for our initial public offering. You may also review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Copies of our Code of Ethics, our Audit Committee Charter and our Compensation Committee are available on our corporate website at www.montereybio.com, under the Investor Relations section. The information contained on or accessible through our corporate website or any other website that we may maintain is not incorporated by reference into this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION

No executive officer has received any cash compensation for services rendered to us. NorthStar has granted to Dr. Satyal 150,000 founder shares as consideration for services to be provided by Dr. Satyal related to our search for and completion of an initial business combination. Such shares will vest in three equal annual instalments as follows: (i) 50,000 founder shares on the closing date of a business combination, (ii) 50,000 founder shares on the first anniversary of the closing date of a business combination and (iii) 50,000 founder shares on the second anniversary of the closing date of a business combination, subject to the additional terms and conditions of an assignment agreement between NorthStar and Dr. Satyal.

Commencing on September 30, 2021 through the completion of our initial business combination with a target business, we pay to an affiliate of one or more of the insiders a fee of $10,000 per month for providing us with office space and certain office and secretarial services. However, pursuant to the terms of such agreement, we may delay payment of such monthly fee upon a determination by our audit committee that we lack sufficient funds held outside the trust to pay actual or anticipated expenses in connection with our initial business combination. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of our initial business combination. No compensation or fees of any kind, including finder’s fees, consulting fees and other similar fees, will be paid to our insiders or any of the members of our management team, for services rendered prior to or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, such individuals will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account and the interest income earned on the amounts held in the trust account, such expenses would not be reimbursed by us unless we consummate an initial business combination.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of a stockholder meeting held to consider our initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of March 29, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock by:

●	each person known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock;
●	each of our executive officers and directors that beneficially owns shares of common stock; and
●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

		Approximate
		Percentage
		of
		Outstanding
	Number of Shares	Shares of
	Beneficially	Common
Name and Address of Beneficial Owner(1)	Owned	Stock
NorthStar Bio Ventures, LLC(2)	1,912,500	13.3%
Chardan Monterey Investments LLC(3)	637,500	4.4%
Sanjeev Satyal	150,000	1.0%
Jonas Grossman(3)(4)	672,500	4.7%
Sandip I. Patel(2)(4)	1,947,500	13.5%
William McKeever	35,000	*
Frances K. Heller	35,000	*
James R. Neal	35,000	*
All executive officers and directors as a group (6 individuals)	2,875,000	20.0%
Saba Capital Management, L.P.(5)	917,843	6.4%
Karpus Management, Inc.(6)	814,798	5.7%
*	Less than 1%.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Monterey Bio Acquisition Corporation, 17 State Street, 21st Floor, New York, NY 10004.
(2)	According to a Schedule 13G filed with the SEC on February 14, 2022, the shares reported above are held in the name of NorthStar. Mr. Patel is the manager and controlling shareholder of NorthStar. Accordingly, Mr. Patel has voting and dispositive power over the founder shares held by NorthStar and may be deemed to beneficially own such founder shares.
(3)	The 637,500 shares reported above are held in the name of Chardan Monterey. Chardan Monterey is an affiliate of Chardan, the representative of the underwriters in our initial public offering. Mr. Grossman is the managing member of Chardan Monterey. Accordingly, Mr. Grossman has voting and dispositive power over the founder shares held by Chardan Monterey and may be deemed to beneficially own such founder shares.
(4)	Includes 35,000 founder shares that were transferred to each of Mr. Grossman and Mr. Patel by NorthStar.
(5)	According to a Schedule 13G/A filed with the SEC on February 14, 2022 by Saba Capital Management, L.P., a Delaware limited partnership (“Saba Capital”), Saba Capital Management GP, LLC, a Delaware limited liability company (“Saba GP”), and Mr. Boaz R. Weinstein. Each of Saba Capital, Saba GP and Mr. Weinstein share voting and investment power over all the reported shares. The address for each of Saba Capital, Saba GP and Mr. Weinstein is 405 Lexington Avenue, 58th Floor, New York, New York 10174.
(6)	According to a Schedule 13G filed with the SEC on February 14, 2022 by Karpus Management, Inc., d/b/a Karpus Investment Management (“Karpus”). Karpus is an investment adviser and the reported shares are owned directly by the accounts managed by Karpus. Karpus has sole voting and investment power over the reported shares. The address for Karpus is 183 Sully’s Trail, Pittsford, New York 14534.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

On September 18, 2020, Chardan Monterey purchased 5,000,000 shares of common stock from us for $25,000, or $0.005 per share. On May 20, 2021, Chardan Monterey transferred 687,500 founder shares back to us for no consideration, which shares were cancelled. On May 21, 2021, Chardan Monterey transferred 3,315,625 founder shares to NorthStar at a price of $0.006 per share. On May 21, 2021, NorthStar transferred 150,000 founder shares to Dr. Satyal, our chief executive officer, and transferred 35,000 founder shares to each of our directors and director nominees at a price of $0.006 per share. On September 1, 2021, NorthStar transferred 1,078,125 founder shares back to us and Chardan Monterey transferred 359,375 founder shares back to us, in each case for no consideration, which shares were cancelled. As a result, NorthStar holds a balance of 1,912,500 founder shares and Chardan Monterey holds a balance of 637,500 founder shares. We refer to these shares held by our co-sponsors, officers and directors as “founder shares” or “insider shares.”

Simultaneously with the closing of our initial public offering, NorthStar purchased from us 4,087,500 private warrants and Chardan Monterey has purchased from us 1,362,500 private warrants, in each case, at a price of $1.00 per warrant, for an aggregate purchase price of $5,450,000. Each private warrant is exercisable for one (1) share of common stock at an exercise price of $11.50 per share.

In order to meet our working capital needs following the consummation of our initial public offering, our initial stockholders, officers and directors and their respective affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon consummation of our business combination into additional private warrants to purchase shares of common stock at a conversion price of $1.00 per private warrant. Such private warrants will be identical to the private warrants issued at the closing of our initial public offering, except that each private warrant is exercisable for one share of common stock at an exercise price of $11.50 per share. If we do not complete a business combination, the loans would not be repaid.

In March 2022, the sponsor committed to provide us up to $100,000 in working capital loans as described in Note 5. Through the date of this filing, there have been no amounts advanced to us under the working capital loans. We may raise additional capital through loans or additional investments from the Sponsor or its stockholders, officers, directors, or third parties.

The holders of our insider shares and private warrants (and all underlying securities), are entitled to registration and stockholder rights pursuant to a registration and stockholder rights agreement signed on September 30, 2021. The holders of a majority of these securities are entitled to make up to two demands that we register such securities. The holders of the majority of the insider shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. Notwithstanding the foregoing, Chardan Monterey may not exercise its demand and “piggyback” registration rights after five and seven years, respectively, after the effective date of the registration statement of which this prospectus forms a part and may not exercise its demand rights on more than one occasion. We will bear the expenses incurred in connection with the filing of any such registration statements.

We have until October 5, 2022 to consummate an initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination by October 5, 2022, we may, by resolution of our board if requested by our insiders or their affiliates, extend the period of time to consummate a business combination up to three times by an additional three months each time (for a total of up to 21 months, or up to July 5, 2023, to complete a business combination); provided that, pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement, the only way to extend the time available for us to consummate our initial business combination is for our insiders or their affiliates or designees, upon five days’ advance notice prior to each applicable deadline, to deposit into the trust account $1,150,000 ($0.10 per unit in either case, or an aggregate of $3,450,000, if the time to consummate a business combination is extended to a full 21 months), on or prior to the date of the applicable deadline. In the event that our insiders elected to extend the time to complete a business combination and deposited the applicable amount of money into trust, the insiders would receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. In the event that we receive notice from our insiders five days prior to the applicable deadline of their intent to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our insiders and their affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. To the extent that some, but not all, of our insiders, decide to extend the period of time to consummate our initial business combination, such insiders (or their affiliates or designees) may deposit the entire amount required. If we are unable to consummate our initial business combination within such time period, we will, as promptly as possible but not more than 10 business days thereafter, redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not previously released to us to pay our taxes, and then seek to dissolve and liquidate. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public stockholders. In the event of our dissolution and liquidation, the private warrants will expire and will be worthless.

On April 28, 2021, we issued an unsecured promissory note to NorthStar, pursuant to which we may have borrowed up to an aggregate principal amount of $300,000. The promissory note was non-interest bearing and payable on the earlier of September 30, 2021 or the completion of the initial public offering. The outstanding loan of $175,405 was repaid at the time of the initial public offer.

We may, at our option, pursue a business combination opportunity jointly with Chardan or one or more entities affiliated with Chardan, which we refer to as an “Affiliated Joint Acquisition.” We do not expect that we would pursue any such opportunity with an Affiliated SPAC. Any such parties would co-invest only if (i) permitted by applicable regulatory and other legal limitations; (ii) we and Chardan considered a transaction to be mutually beneficial to us as well as the affiliated entity; and (iii) other business reasons exist to do so, such as the strategic merits of including such co-investors, the need for additional capital beyond the amount held in our trust account to fund the initial business combination and/or the desire to obtain committed capital for closing the initial business combination. An Affiliated Joint Acquisition may be effected through a co-investment with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the initial business combination by issuing to such parties a class of equity or equity-linked securities.

We reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account and the interest income earned on the amounts held in the trust account, such expenses would not be reimbursed by us unless we consummate an initial business combination. Our audit committee reviews and approves all reimbursements and payments made to any initial stockholder or member of our management team, or our or their respective affiliates, and any reimbursements and payments made to members of our audit committee are reviewed and approved by our board of directors, with any interested director abstaining from such review and approval.

Commencing on September 30, 2021 through the completion of our initial business combination with a target business, we pay to NorthStar a fee of $10,000 per month for providing us with office space and certain office and secretarial services. However, pursuant to the terms of such agreement, we may delay payment of such monthly fee upon a determination by our audit committee that we lack sufficient funds held outside the trust to pay actual or anticipated expenses in connection with our initial business combination. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of our initial business combination.

No compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, will be paid to any of our initial stockholders, officers or directors, or to any of their respective affiliates, prior to or with respect to the business combination (regardless of the type of transaction that it is).

We entered into indemnity agreements with each of our officers and directors. These agreements require us to indemnify these individuals to the fullest extent permitted under Delaware law and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified to the fullest extent permitted by applicable law and our certificate of incorporation.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates are on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions, including the payment of any compensation, will require prior approval by a majority of our disinterested independent directors or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested independent directors (or, if there are no independent directors, our disinterested directors) determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

We also paid to Chardan an underwriting discount of $0.20 per unit purchased by it in our initial offering. We have also engaged Chardan as an advisor in connection with our business combination, pursuant to a Business Combination Marketing Agreement. We will pay Chardan the Marketing Fee for such services upon the consummation of our initial business combination in an amount equal to, in the aggregate, 3.5% of the gross proceeds of our initial public offering, including the proceeds from the exercise of the underwriters’ over-allotment option. As a result, Chardan will not be entitled to such fee unless we consummate our initial business combination. For a period of fifteen (15) months from the closing of an initial business combination we gave Chardan a right of first refusal to act as a bookrunner for any and all future offerings of securities, including without limitation public and private equity and debt offerings, during such period by the company or any successor to or any subsidiary of the company with economics that are equal to or greater than the median economics of the “third bookrunner” in all applicable biotech offerings over the 12 month period immediately preceding the date of commencement of such offering. For purposes of this right of first refusal, the “third bookrunner” shall refer to the underwriter or placement agent, as applicable, with the third largest allocation of securities (or second largest allocation if two other underwriters or placement agents receive the same larger allocation, or largest allocation if three or more underwriters or placement agents receive the same largest allocation). Biotech offerings with less than three underwriters or placement agents, as applicable (including offerings made directly by the issuer), shall not be included in calculating the median economics applicable to this right of first refusal. For purposes of this right of first refusal, “biotech offerings” shall refer to any offerings made by any company included in any of the following indices at the time of the commencement of the offering: (i) the Nasdaq Biotechnology Index, and (ii) the NYSE Arca Biotechnology Index, and (iii) any successor index to any of the foregoing indices. For purposes of clarification, the economics set forth above shall represent the minimum economics that shall apply to Chardan and the right of first refusal shall pertain to all offerings of securities by us during the applicable time period regardless of the number of underwriters or placement agents involved. Chardan’s failure to exercise its right of first refusal with respect to any particular proposal will not affect its right of first refusal relative to future proposals. In accordance with FINRA Rule 5110(g)(6)(A), such right of first refusal will not have a duration of more than three years from the effective date of the registration statement.

Related Party Policy

We have not yet adopted a formal policy for the review, approval or ratification of related party transactions. Accordingly, the transactions discussed above were not reviewed, approved or ratified in accordance with any such policy.

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year (or, in the case of a smaller reporting company, the amount involved exceeds the lesser of $120,000 or one percent of the average of the smaller reporting company’s total assets at year end for the last two completed fiscal years), (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives personal benefits as a result of his or her position.

Our audit committee, pursuant to its written charter, is responsible for reviewing and approving related party transactions to the extent we enter into such transactions. All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our disinterested independent directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested independent directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties. Additionally, we require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize potential conflicts of interest, we have agreed not to consummate a business combination with an entity which is affiliated with any of our initial stockholders unless we obtain an opinion from an independent investment banking firm that the business combination is fair to our public stockholders from a financial point of view. Furthermore, in no event will any of our existing officers, directors or initial stockholders, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Messrs. Neal and Patel and Ms. Heller are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

We will only enter into a business combination if it is approved by a majority of our independent directors. Additionally, we will only enter into transactions with our officers and directors and their respective affiliates that are on terms no less favorable to us than could be obtained from independent parties. Any related party transactions must be approved by our audit committee and a majority of disinterested directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Marcum LLP, or Marcum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Marcum for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2021 and for the period from July 23,2020 (inception) through December 31, 2020 totaled approximately $133,000 and $23,000, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2021 and for the period from July 23, 2020 (inception) through December 31, 2020.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2021 and for the period from July 23, 2020 (inception) through December 31, 2020.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2021 and for the period from July 23, 2020 (inception) through December 31, 2020.

Pre-Approval Policy

Our audit committee was formed in connection with the effectiveness of our registration statement for our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all audit services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report or incorporated herein by reference:
(1)	Our Financial Statements are listed on page F-1 of this Annual Report
(2)	Financial Statements Schedule

None.

(3)	Exhibits:

The following documents are included as exhibits to this Annual Report:

Exhibit No.	Description
2.1(1)	Business Combination Marketing Agreement, dated September 30, 2021, between the Registrant and Chardan Capital Markets LLC.
3.1(1)	Amended and Restated Certificate of Incorporation.
3.2(2)	Bylaws.
4.1(2)	Specimen Unit Certificate.
4.2(2)	Specimen Common Stock Certificate.
4.3(2)	Specimen Warrant Certificate.
4.4(1)	Warrant Agreement, dated September 30, 2021, between the Registrant and Continental Stock Transfer & Trust Company.
4.5*	Description of Registrant’s Securities.
10.1(2)	Promissory Note, dated April 28, 2021, issued to NorthStar Bio Ventures, LLC.
10.2(1)	Letter Agreement, dated September 30, 2021, among the Registrant, NorthStar Bio Ventures, LLC and Chardan Monterey Investments LLC.
10.3(1)	Letter Agreement, dated September 30, 2021, among the Registrant and each of the executive officers and directors of the Registrant.
10.4(1)	Investment Management Trust Agreement, dated September 30, 2021, between the Registrant and Continental Stock Transfer & Trust Company.
10.5(1)

Registration and Stockholder Rights Agreement, dated September 30, 2021, among the Registrant, Continental Stock Transfer & Trust Company, NorthStar Bio Ventures, LLC, Chardan Monterey Investments LLC and each of the executive officers and directors of the Registrant.

10.6(1)	Private Placement Warrants Purchase Agreement, dated September 30, 2021, between the Registrant and NorthStar Bio Ventures LLC.
10.7(1)	Private Placement Warrants Purchase Agreement, dated September 30, 2021, between the Registrant and Chardan Monterey Investments LLC.
10.8(1)	Administrative Services Agreement, dated September 30, 2021, between the Registrant and NorthStar Bio Ventures, LLC.
10.9(1)

Escrow Agreement, dated September 30, 2021, among the Registrant, Continental Stock Transfer & Trust Company, NorthStar Bio Ventures, LLC, Chardan Monterey Investments LLC and each of the executive officers and directors of the Registrant.

10.10(1)	Form of Indemnity Agreement.
31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS*	iXBRL Instance Document
101.SCH*	iXBRL Taxonomy Extension Schema
101.CAL*	iXBRL Taxonomy Calculation Linkbase
101.LAB*	iXBRL Taxonomy Label Document

101.PRE*	iXBRL Definition Linkbase Document
101.DEF*	iXBRL Definition Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-40861), filed with the SEC on October 6, 2021.
(2)	Incorporated by reference to an exhibit to the Registrant’s Form S-1 (File No. 333-259378), filed with the SEC on September 7, 2021, as amended.

ITEM 16. FORM 10-K SUMMARY

None

MONTEREY BIO ACQUISITION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Monterey Bio Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Monterey Bio Acquisition Corporation (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2021 and for the period from July 23, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from July 23, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to complete a Business Combination by the close of business on October 5, 2022, then the Company will cease all operations except for the purpose of liquidating. This date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2020.

New York, NY

March 29, 2022

MONTEREY BIO ACQUISITION CORPORATION

BALANCE SHEETS

	December 31,
	2021	2020
ASSETS
Current assets
Cash	$510,814	$25,000
Prepaid expense and other current assets	388,910	—
Due from Vendors	30,000	—
Total Current Assets	929,724	25,000

Noncurrent Prepaid Expense	272,396	—
Cash held in Trust Account	116,152,371	—
Total Assets	$117,354,491	$25,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$275,502	$1,000
Accrued offering costs	10,300	—
TOTAL LIABILITIES	285,802	1,000

Commitments

Common stock subject to possible redemption; 11,500,000 and 0 shares issued and outstanding as of December 31, 2021 and 2020, respectively	116,150,000	—

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 2,875,000 shares issued and outstanding (excluding 11,500,000 and 0 shares subject to possible redemption) as of December 31, 2021 and 2020 (1), respectively	288	288
Additional paid-in capital	1,502,628	24,712
Accumulated deficit	(584,227)	(1,000)
Total Stockholders’ Equity	918,689	24,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$117,354,491	$25,000
(1)	As of December 31, 2020, includes an aggregate of up to 375,000 shares of common stock subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised (see Note 5). On October 6, 2021, the over-allotment option was fully exercised and no common stock was forfeited.

The accompanying notes are an integral part of the financial statements.

MONTEREY BIO ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

		For the Period
		from
		July 23, 2020
		(Inception)
	Year Ended	Through
	December 31,	December 31,
	2021	2020
Operating and formation costs	$522,882	$1,000
Loss from operations	(522,882)	(1,000)

Other (expense) income:
Change in fair value of over-allotment option liability	(62,716)	—
Interest earned on investment held in Trust Account	2,371	—
Total other expense (income), net	(60,345)	—

Net loss	$(583,227)	$(1,000)

Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	2,768,493	—

Basic and diluted net loss per common share, Common stock subject to possible redemption	(0.11)	—

Basic and diluted weighted average shares outstanding, Non-redeemable common stock	2,589,384	2,500,000

Basic and diluted net loss per share, non-redeemable common stock	$(0.11)	$(0.00)

The accompanying notes are an integral part of the financial statements.

MONTEREY BIO ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance — July 23, 2020 (Inception)	—	$—	$—	$—	$—

Issuance of common stock to Sponsor	2,875,000	288	24,500	—	25,000

Net loss	—	—	—	(1,000)	(1,000)

Balance – December 31, 2020 (1)	2,875,000	288	24,712	(1,000)	24,000

Fair value of Public Warrants at issuance	—	—	19,435,000	—	19,435,000

Sale of 5,450,000 Private Placement Warrants	—	—	5,450,000	—	5,450,000

Allocated value of transaction costs for warrants	—	—	(498,921)	—	(498,921)

Remeasurement of common stock subject to possible redemption	—	—	(22,908,163)	—	(22,908,163)

Net loss	—	—	—	(583,227)	(583,227)

Balance – December 31, 2021	2,875,000	$288	$1,502,628	$(584,227)	$918,689
(1)	Includes up to 375,000 shares of common stock subject to forfeiture depending on the extent to which the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). On October 6, 2021, the over-allotment option was fully exercised and no common stock was forfeited.

The accompanying notes are an integral part of the financial statements.

MONTEREY BIO ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

		For the Period
		from
		July 23, 2020
		(Inception)
	Year Ended	Through
	December 31,	December 31,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(583,227)	$(1,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of over-allotment option liability	62,716
Interest earned on investment held in Trust Account	(2,371)	—
Changes in operating assets and liabilities:
Prepaid expenses	(661,306)	—
Due from Vendors	(30,000)	—
Accrued expenses	274,502	1,000
Net cash used in operating activities	(939,686)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(116,150,000)	—
Net cash used in investing activities	(116,150,000)	—

Cash Flows from Financing Activities:
Proceeds from issuance of shares to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	112,700,000	—
Proceeds from sale of Private Placements Warrants	5,450,000	—
Advances from related party	175,405	—
Repayment of advances from related party	(175,405)	—
Payment of offering costs	(574,500)	—
Net cash provided by financing activities	117,575,500	25,000

Net Change in Cash	485,814	25,000
Cash – Beginning of period	25,000	—
Cash – End of period	$510,814	$25,000

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$10,300	$—
Initial classification of common stock subject to possible redemption	$116,150,000	—
Accretion of common stock subject to possible redemption	$22,908,163	—

The accompanying notes are an integral part of the financial statements.

MONTEREY BIO ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Chardan FinTech Acquisition Corp. (the "Company") was incorporated in Delaware on July 23, 2020. On April 9, 2021, the Company changed its name to Monterey Bio Acquisition Corporation. The Company is a blank check company whose business purpose is to enter into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (the "Business Combination").

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

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from July 23, 2020 (inception) through December 31, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below , and identifying a target company for an initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the marketable securities held in the Trust Account (as defined below).

The registration statement for the Company’s Initial Public Offering was declared effective on September 30, 2021. On October 5, 2021, the Company consummated the Initial Public Offering of 10,000,000 units (the “Units” and, with respect to the shares of common stock included in the Units sold, the “Public Shares”), generating gross proceeds of $100,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 5,000,000 warrants (the "Private Warrants") at a price of $1.00 per Private Warrant in a private placement to Chardan Monterey Investments LLC (“Chardan Monterey”) (the affiliate of Chardan Capital Markets LLC (“Chardan”) - the representative of the underwriters) and to NorthStar Bio Ventures, LLC (“NorthStar”) (the affiliate of certain of the Company’s officers and directors) (“Chardan Monterey” and “NorthStar” are collectively known as co-Sponsors), generating gross proceeds of $5,000,000, which is described in Note 4.

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

Transaction costs amounted to $2,822,084, consisting of $2,300,000 of underwriting fees, and $522,084 of other offering costs.

MONTEREY BIO ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete a Business Combination having an aggregate fair market value of at least 80% of the assets held in the Trust Account (as defined below) (less any Marketing Fee (as defined below) and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into an initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.10 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s public warrants.

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 immediately prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC containing substantially the same information as would be included in a proxy statement prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders have agreed (A) to vote their Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination, (B) not to propose, or vote in favor of, prior to and unrelated to the Initial Business Combination, an amendment to the Company' certificate of incorporation that would affect the substance or timing of the Company’s redemption obligation to redeem all public shares if the Company cannot complete the Initial Business Combination within 12 months (or up to 21 months, as applicable) unless the Company provides public stockholders the opportunity to redeem their public shares in conjunction with any such amendment, (C) not to redeem any shares (including their Founder Shares) in connection with a stockholder vote to approve the proposed Business Combination or sell any shares back to the Company in a tender offer in connection with the Initial Business Combination, and (D), that the Founder Shares shall not participate in any liquidating distribution upon winding up if the Business Combination is not consummated.

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

MONTEREY BIO ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

The Company will have up to October 5, 2022 (or July 5, 2023, as applicable), 12 months (or up to 21 months, as applicable), from the closing of the Initial Public Offering to complete a Business Combination (the "Combination Period"). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s Private Warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

Risks and Uncertainties

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic which continues to spread throughout the United States and the world. As of the date the financial statement was issued, there was considerable uncertainty around the expected duration of this pandemic. The Company has concluded that while it is reasonably possible that COVID-19 could have a negative effect on identifying a target company for a Business Combination, the specific impact is not readily determinable as of the date of this financial statement. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

MONTEREY BIO ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

Going Concern

As of December 31, 2021, the Company had $510,814 in its operating bank accounts, $116,152,371 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem stock in connection therewith and working capital of $643,922. As of December 31, 2021, $2,371 of the amount on deposit in the Trust Account represented interest income and unrealized losses on marketable securities, which is available to the Company for working capital needs. Through December 31, 2021, the Company had not withdrawn any amounts from the Trust Account for such needs.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

In March 2022, the Sponsor committed to provide the Company $500,000 in loans in connection with the Working Capital Loans as described in Note 5. The Company may raise additional capital through loans or additional investments from the Sponsors or its stockholders, officers, directors, or third parties. The Company’s officers and directors and the Sponsors may, but are not obligated to (except as described above), loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Through the date of this filing, there have been no amounts advanced to the Company under the Working Capital Loans.

Based on the foregoing, the Company believes it will have sufficient cash available to meet its needs through the earlier of consummation of a Business Combination or the liquidation date of October 5, 2022.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until October 5, 2022 to consummate a Business Combination. The Company has the option to extend the date for mandatory liquidation if the Sponsors or it affiliates deposit into the trust account $1,150,000 for each 3 month extension up to July 5, 2023. The Company intends to complete a Business Combination before the mandatory liquidation date or its extended liquidation date if applicable. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension is not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur and an extension is not requested by the Sponsor, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 5, 2022.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

MONTEREY BIO ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Use of Estimates

The preparation of the financial statement in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 and 2020.

Marketable Securities Held in Trust Account

At December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds which invest U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, all common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

MONTEREY BIO ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Warrants	(19,435,000)
Class A common stock issuance costs	(2,323,163)
Plus:
Accretion of carrying value to redemption value	22,908,163
Common stock subject to possible redemption	$116,150,000

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Loss Per Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net loss per common stock is computed by dividing net loss by the weighted average number of common stock outstanding for the period. Accretion associated with the redeemable shares of common stock is excluded from net loss per share as the redemption value approximates fair value.

The calculation of diluted loss per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 16,950,000 shares of common stock in the aggregate. As of December 31, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the losses of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.

MONTEREY BIO ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

The following table reflects the calculation of basic and diluted net loss per common stock (in dollars, except per share amounts):

			For the Period From
			July 23, 2020
	Year Ended		(Inception) Through
	December 31, 2021		December 31, 2020
		Non-		Non-
	Redeemable	Redeemable	Redeemable	Redeemable
Basic and diluted net loss per common stock
Numerator:
Allocation of net loss, as adjusted	$(301,362)	$(281,865)	$—	$(1,000)
Denominator:
Basic and diluted weighted average shares outstanding	2,768,493	2,589,384	—	2,500,000
Basic and diluted net loss per common stock	$(0.11)	$(0.11)	$—	$0.00

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Derivative Liabilities

The Company accounts for derivative liabilities as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own common shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, was conducted at the time of issuance and as of each subsequent quarterly period end date while the instruments are outstanding. As discussed in Note 7, management concluded that the Public Warrants and Private Warrants issued pursuant to the warrant agreement qualify for equity accounting treatment.

The Company granted the underwriters a 45-day option at the Initial Public Offering date to purchase up to 1,500,000 additional Units to cover over-allotments. The over-allotment option was evaluated under ASC 480 “Distinguishing Liabilities from Equity.” The Company concluded that the underlying transaction (Units which include redeemable shares and warrants) of the over-allotment option embodies an obligation to repurchase the issuer’s equity shares. Accordingly, the option was fair valued and recorded as a liability at issuance date and applied to the offering cost of the common stock subject to redemption. On October 6, 2021, the underwriters fully exercised their over-allotment option to purchase an additional 1,500,000 Units at $10.00 per Unit. See Note 9 for the fair value of the over-allotment option liability.

MONTEREY BIO ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

Offering Costs

Offering costs consisted of legal, and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with the common stock issued were initially charged to temporary equity and then accreted to common stock subject to redemption upon the completion of the Initial Public Offering. Offering costs amounting to $2,822,084 were charged to stockholders' equity upon the completion of the Initial Public Offering. $2,323,163 were allocated to public shares and charges to temporary equity, and $498,921 was allocated to warrants and accounted for as equity.

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

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 - PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 10,000,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of common stock and one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50 per whole share (see Note 7). On October 6, 2021, the underwriter fully exercised its over-allotment option, resulting in the sale of an additional 1,500,000 Units issued for an aggregate amount of $15,000,000.

NOTE 4 - PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, NorthStar purchased 3,750,000 Private Warrants and Chardan Monterey purchased 1,250,000 Private Warrants, in each case, at a price of $1.00 per Private Warrant, for an aggregate purchase price of $5,000,000, in private placements. The co-Sponsors purchased an aggregate of 450,000 additional Private Warrants, for an aggregate purchase price of an additional $450,000, in connection with the exercise of the over-allotment option in full by the underwriters. Each Private Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per full share, subject to adjustment (see Note 7).

MONTEREY BIO ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 5 - RELATED PARTY TRANSACTIONS

Founder Shares

On September 18, 2020, Chardan Monterey purchased an aggregate of 5,000,000 shares (the “Founder Shares”) of the Company’s common stock for an aggregate price of $25,000, or $0.005 per share. On May 20, 2021, Chardan Monterey transferred 687,500 Founder Shares back to the Company for no consideration, which shares were cancelled, resulting in an aggregate of 4,312,500 shares of common stock outstanding. On May 21, 2021, Chardan Monterey transferred 3,315,625 Founder Shares to NorthStar at a price of $0.006 per share, resulting in Chardan Monterey holding a balance of 996,875 Founder Shares. On May 21, 2021, NorthStar transferred 150,000 Founder Shares to Dr. Satyal, the Company’s Chief Executive Officer, and transferred 35,000 Founder Shares to each of the Company’s directors and director nominees at a price of $0.006 per share, resulting in NorthStar holding a balance of 2,990,625 Founder Shares. On September 1, 2021, the co-Sponsors forfeited an aggregate of 1,437,500 founder shares for no consideration resulting in an aggregate of 2,875,000 shares of common stock outstanding. On September 1, 2021, NorthStar transferred 1,078,125 Founder Shares back to the Company and Chardan Monterey transferred 359,375 Founder Shares back to the Company, in each case for no consideration, which shares were cancelled. As a result, NorthStar held a balance of 1,912,500 Founder Shares, Chardan Monterey held a balance of 637,500 Founder Shares, and officers and directors held a balance of 325,000 Founder Shares. The Founder Shares held by the co-Sponsors, officers, and directors are referred to collectively as “Founder Shares” or “Insider Shares”. The Founder Shares included an aggregate of up to 375,000 shares that were subject to forfeiture to the extent that the underwriter’s over-allotment was not exercised in full or in part, so that the initial stockholders will collectively own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the initial stockholders do not purchase any Public Shares in the Initial Public Offering). As a result of the underwriter’s election to fully exercise its over-allotment option on October 6, 2021, no Founder Shares were, or are currently subject to forfeiture.

All of the Insider Shares issued and outstanding prior to the date of the Initial Public Offering were placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until (1) with respect to 50% of the Insider Shares, the earlier of six months or after the date of the consummation of Initial Business Combination and the date on which the closing price of the common stock equals or exceeds $12.50 per share for any 20 trading days within any 30-trading period commencing after the Initial Business Combination, and (2) with respect to the remaining 50% of the Insider Shares, six months after the date of the consummation of Initial Business Combination, or earlier, in either case, if subsequent to the Initial Business Combination, the Company consummates a liquidation, merger, share exchange or other similar transaction which will result in all of the stockholders having the right to exchange their shares for cash, securities, or other property.

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

MONTEREY BIO ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

The sale of the Founder Shares to the Company’s Chief Executive Officer, directors and director nominees is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Company has hired a valuation firm to assess using the lattice model, the fair value associated with the Founder Shares granted. The fair value of the 325,000 Founder Shares granted to the Company’s Chief Executive Officer, directors and director nominees was $1,901,250 or $5.85 per share. The Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of December 31, 2021, the Company determined the performance conditions are not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date the performance conditions are considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares vested times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

Related Party Loans

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Company’s initial stockholders, officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Each loan would be evidenced by a promissory note. The notes would be paid upon consummation of a Business Combination, without interest, or, at the lender’s discretion up to $1,500,000 of the notes may be converted upon consummation of a Business Combination into additional Private Warrants to purchase shares of common stock at a conversion price of $1.00 per Private Warrant. Such Private Warrants are identical to the Public Warrants issued at the closing of the Initial Public Offering. As of December 31, 2021 and December 31, 2020, there are no Working Capital Loans outstanding.

In March 2022, the Sponsor committed to provide the Company an aggregate of $500,000 in loans in connection with the Working Capital Loans. Through the date of this filing, there have been no amounts advanced to the Company under the Working Capital Loans.

Promissory Note – Related Party

On April 28, 2021, the Company issued an unsecured promissory note to NorthStar, one of the co-Sponsors (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of September 30, 2021 or the consummation of the Initial Public Offering. The outstanding loan of $175,405 was repaid at the time of the Initial Public Offering. Borrowings under the Promissory Note are no longer available.

Due to NorthStar

At the closing of the Initial Public Offering on October 5, 2021, NorthStar pre-funded a portion of the proceeds from the sale of the Private Warrants in the amount of $337,500 to the Trust Account, which was not due until October 6, 2021 when the underwriter exercised its full over-allotment option. There is no balance due to NorthStar as of December 31, 2021.

Administrative Support Agreement

The Company entered into an agreement, commencing on September 30, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay NorthStar a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the year ended December 31, 2021, the Company incurred and paid $30,000 in fees for these services.

MONTEREY BIO ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 6 - COMMITMENTS

Registration Rights

Pursuant to a registration and stockholder rights agreement entered into on September 30, 2021, the holders of the Insider Shares issued and outstanding on the date of the Initial Public Offering, Private Warrants (and underlying securities) are entitled to registration and stockholder rights pursuant to an agreement to be signed prior to or on the effective date of Initial Public Offering. The holders of a majority of these securities are entitled to make up to two demands that the Company register such securities. The holders of the majority of the Insider Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the Private Warrants (and underlying securities) can elect to exercise these registration rights at any time after the consummation of Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. Notwithstanding the foregoing, Chardan Monterey may not exercise its demand and “piggyback” registration rights after five and seven years, respectively, after the effective date of the registration statement of which this forms part and may not exercise its demand rights on more than one occasion. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriter a 45-day option from the date of Initial Public Offering to purchase up to 1,500,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On October 6, 2021, the underwriter’s elected to fully exercise the over-allotment option to purchase an additional 1,500,000 Public Shares at a price of $10.00 per Public Share.

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

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock— The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At December 31, 2021 and 2020, there were no shares of preferred stock issued or outstanding.

MONTEREY BIO ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

Common Stock— The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At December 31, 2021, there were 2,875,000 shares of common stock issued and outstanding, excluding 11,500,000 and no shares of common stock subject to possible redemption. At December 31, 2020, there were 2,875,000 shares of common stock issued and outstanding. The Founder Shares included an aggregate of up to 375,000 shares subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment was not exercised in full or in part, so that the Founder Shares would equal 20% of the Company’s issued and outstanding shares after the Initial Public Offering. Due to the underwriter’s exercise of its full over-allotment on October 6, 2021, there are no shares subject to forfeiture.

Warrants - Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the warrants. If, upon exercise of the warrants, a holder would be entitled to receive fractional interest in a share, the Company will, upon exercise, round down to the nearest whole number the number of shares of common stock to be issued to the warrant holder. The warrants will become exercisable on the later of one year after the closing of the Initial Public Offering or the consummation of a Business Combination. The warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

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

Redemptions for warrants. The Company may call the warrants for redemption, in whole and not in part, at a price of $0.01 per warrant:

●	at any time while the warrants are exercisable;
●	upon not less than 30 days' prior written notice of redemption to each warrant holder;
●	if, and only if, the reported last sales price of the shares common stock equals or exceeds $16.50 per share, for any 20 trading days within a 30- day trading period ending on the third business day prior to the notice of redemption to warrant holders; and
●	if, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

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

MONTEREY BIO ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

If the Company calls the warrants for redemption as described above, its management will have the option to require all holders that wish to exercise the warrants to do so on a “cashless basis”. In such event, each holder would pay the exercise price by surrendering the warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” by (y) the fair market value. The “fair market value” shall mean the average reported last sales price of shares of common stock for the ten trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of the warrants. Whether the Company will exercise its option to require all holders to exercise their warrants on a “cashless basis” will depend on a variety of factors including the price of shares of common stock at the time the warrants are called for redemption, the Company’s cash needs at such time, and concerns regarding dilutive shares issuances.

The exercise price and number of shares of common stock issuable on exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend, recapitalization, reorganization, merger, or consolidation. In addition, if (x) the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issued price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the consummation of such initial Business Combination (net of redemptions), and (z) the Market Value is below $9.50 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price and the $16.50 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 165% of the higher of the Market Value and the Newly Issued Price.

The Private Warrants will be identical to the Public Warrants underlying the Units being sold in the Initial Public Offering , except that each Private Warrant is exercisable for one share of common stock at an exercise price of $11.50 per share. The Private Warrants and any shares of common stock issued upon exercise thereof are subject to transfer restrictions pursuant to lock-up provision in a letter agreement with the Company to be entered into by the co-Sponsors , officers, directors, and Chardan. Those lock-up provisions provide that such securities are not transferable or salable until 30 days after the completion of the Initial Business Combination, except to conditions as set forth in the agreement.

NOTE 8 — INCOME TAX

The Company’s net deferred tax assets (liability) at December 31, 2021 and 2020 are as follows:

	December 31,	December 31,
	2021	2020
Deferred tax assets (liability)
Net operating loss carryforward	$30,258	$—
Startup/Organization Expenses	79,259	210
Total deferred tax assets (liability)	109,517	210
Valuation Allowance	(109,517)	(210)
Deferred tax assets (liability)	$—	$—

MONTEREY BIO ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

The income tax provision for the year ended December 31, 2021 and for the period from July 23, 2020 (inception) through December 31, 2020 consists of the following:

	December 31,	December 31,
	2021	2020
Federal
Current	$—	$—
Deferred	(109,307)	(210)

State and Local
Current	—	—
Deferred	—	—

Change in valuation allowance	109,307	210

Income tax provision	$—	$—

As of December 31, 2021 and 2020, the Company had $144,087 and $0, respectively, of U.S. federal net operating loss carryovers available to offset future taxable income. The federal net operating loss can be carried forward indefinitely. As of December 31, 2021 and 2020, the Company had did not have any of state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2021, the change in the valuation allowance was $109,307. For the period from July 23, 2020 (inception) through December 31, 2020, the change in the valuation allowance was $210.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2021 and 2020 is as follows:

	December 31,	December 31,
	2021	2020
Statutory federal income tax rate	21.0%	21.0%
Change in fair value of over-allotment option liability	(2.3)%	0.0%
Valuation allowance	(18.7)%	(21.0)%
Income tax provision	0.0%	0.0%

The Company’s effective tax rates for the periods presented differ from the expected (statutory) rates due to permanent book to tax differenced related to change in fair value of warrants and full valuation allowances on deferred tax assets.

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns for the year ended December 31, 2021 and 2020 remain open and subject to examination. The Company considers New York to be a significant state tax jurisdiction.

NOTE 9 — FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

MONTEREY BIO ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:

Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:

Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31,
Description	Level	2021
Assets:
Marketable securities held in Trust Account	1	$116,152,371

The over-allotment option was accounted for a liability in accordance with ASC-480. The over-allotment option was measured at fair value at inception and on a recurring basis until it was exercised, with the changes in fair value presented in the statement of operations. On October 6, 2021, the underwriters fully exercised their over-allotment option to purchase an additional 1,500,000 Units at $10.00 per Unit.

The over-allotment option liability was valued using a Modified Black Scholes Model, which was considered to be a Level 3 fair value measurement.

The following table presents the quantitative information regarding Level 3 fair value measurement inputs:

	October 5,	October 6,
	2021	2021
Stock Price	$10.15	$10.20
Exercise Price	$10.00	$10.00
Volatility	5.00%	5.00%
Term (days)	45	44
Dividend Yield	0.00	0.00
Risk Free Rate-Daily Treasury Yield Curve	0.04%	0.06%

MONTEREY BIO ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

The following table presents the changes in the fair value of the Level 3 over-allotment liability:

Over-allotment
Option
Liability
Fair value as of January 1, 2021	$—
Initial measurement on October 5, 2021	254,870
Change in fair value on October 6, 2021	62,716
Elimination of over-allotment liability on October 6, 2021	(317,586)
Fair value as of December 31, 2021	$—

NOTE 10 - SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Monterey Bio Acquisition Corporation

Dated: March 29, 2022	By:	/s/ Sanjeev Satyal
Sanjeev Satyal
Chief Executive Officer

Dated: March 29, 2022	By:	/s/ William McKeever
William McKeever
Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 29, 2022.

Signatures	Capacity in Which Signed

/s/ Sanjeev Satyal	Chief Executive Officer
Sanjeev Satyal	(Principal Executive Officer)

/s/ William McKeever	Chief Financial Officer and Director
William McKeever	(Principal Financial and Accounting Officer)

/s/ Jonas Grossman	Director
Jonas Grossman

/s/ Sandip I. Patel	Director
Sandip I. Patel

/s/ Frances K. Heller	Director
Frances K. Heller

/s/ James R. Neal	Director
James R. Neal