Form 10-Q
period 2022-03-31
Monterey Bio Acquisition Corp
filed 2022-05-13
CIK 1860663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

March 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of May 13, 2022, there were 14,375,000 shares of common stock, par value $0.0001 per share, issued and outstanding.

MONTEREY BIO ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MONTEREY BIO ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Cash	$173,594	$510,814
Prepaid expenses and other current assets	425,155	388,910
Due from Vendors	—	30,000
Total Current Assets	598,749	929,724

Noncurrent Prepaid Expense	181,598	272,396
Cash and investments held in Trust Account	116,164,067	116,152,371
TOTAL ASSETS	$116,944,414	$117,354,491

LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$233,123	$275,502
Accrued offering costs	—	10,300
Total Current Liabilities	233,123	285,802

Commitments

Common stock subject to possible redemption; 11,500,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021	116,150,000	116,150,000

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 2,875,000 shares issued and outstanding (excluding 11,500,000 shares subject to possible redemption) as of March 31, 2022 and December 31, 2021	288	288
Additional paid-in capital	1,502,628	1,502,628
Accumulated deficit	(941,625)	(584,227)
Total Stockholders’ Equity	561,291	918,689
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ EQUITY	$116,944,414	$117,354,491

The accompanying notes are an integral part of the unaudited condensed financial statements.

MONTEREY BIO ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended
	March 31,
	2022	2021
Operating and formation costs	$369,094	$—
Loss from operations	(369,094)	—

Other income:
Interest earned on investment held in Trust Account	11,696	—
Total other income	11,696	—

Net loss	$(357,398)	$—

Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	11,500,000	—

Basic and diluted net loss per common share, Common stock subject to possible redemption	(0.02)	—

Basic and diluted weighted average shares outstanding, Non-redeemable common stock	2,875,000	2,875,000

Basic and diluted net loss per share, Non-redeemable common stock	$(0.02)	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

MONTEREY BIO ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2022	2,875,000	$288	$1,502,628	$(584,227)	$918,689

Net loss	—	—	—	(357,398)	(357,398)

Balance — March 31, 2022	2,875,000	288	1,502,628	(941,625)	561,291

FOR THE THREE MONTHS ENDED MARCH 31, 2021
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2021	2,875,000	288	24,712	(1,000)	24,000

Net loss	—	—	—	—	—

Balance — March 31, 2021	2,875,000	$288	$24,712	$(1,000)	$24,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

MONTEREY BIO ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(357,398)	$—
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investment held in Trust Account	(11,696)	—
Changes in operating assets and liabilities:
Prepaid expenses	54,553	—
Due from Vendors	30,000
Accrued expenses	(42,379)	—
Net cash used in operating activities	(326,920)	—

Cash Flows from Financing Activities:
Advances from related party	—	12
Payment of offering costs	(10,300)	(12)
Net cash used in financing activities	(10,300)	—

Net Change in Cash	(337,220)	—
Cash – Beginning of period	510,814	—
Cash – End of period	$173,594	$—

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$10,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

MONTEREY BIO ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS, LIQUIDITY, AND RISKS AND UNCERTAINTIES

Monterey Bio Acquisition Corporation (the "Company") was incorporated in Delaware on July 23, 2020. The Company is a blank check company whose business purpose is to enter into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (the "Business Combination").

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

As of March 31, 2022, the Company had not yet commenced any operations. All activity for the period from July 23, 2020 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for an initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the marketable securities held in the Trust Account (as defined below).

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

Total transaction costs amounted to $2,822,084, consisting of $2,300,000 of underwriting fees, and $522,084 of other offering costs.

MONTEREY BIO ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

MONTEREY BIO ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

The Company will have up to October 5, 2022 (or July 5, 2023, as applicable), 12 months (or up to 21 months, as applicable), from the closing of the Initial Public Offering to complete a Business Combination (the “Combination Period”).  If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s Private Warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

MONTEREY BIO ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

Going Concern

As of March 31, 2022, the Company had $173,594 in its operating bank accounts, $116,164,067 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem stock in connection therewith and working capital of $365,626. As of March 31, 2022, $14,067 of the amount on deposit in the Trust Account represented interest income and unrealized losses on marketable securities, which is available to the Company for working capital needs. Through March 31, 2022, the Company had not withdrawn any amounts from the Trust Account for such needs.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

In March 2022, the Sponsor committed to provide the Company $500,000 in loans in connection with the Working Capital Loans as described in Note 5. The Company may raise additional capital through loans or additional investments from the Sponsors or its stockholders, officers, directors, or third parties. The Company’s officers and directors and the Sponsors may, but are not obligated to (except as described above), loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. As of March 31, 2022, there have been no amounts advanced to the Company under the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Codification Subtopic 205-40, “Presentation of Financial Statements – Going Concern,” the Company has until October 5, 2022 to consummate a Business Combination. The Company has the option to extend the date for mandatory liquidation if the Sponsors or it affiliates deposit into the trust account $1,150,000 for each 3 month extension up to July 5, 2023. The Company intends to complete a Business Combination before the mandatory liquidation date or its extended liquidation date if applicable. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension is not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur and an extension is not requested by the Sponsor, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 5, 2022.

MONTEREY BIO ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 29, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the period ending December 31, 2022 or for any future periods.

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

MONTEREY BIO ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents at March 31, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

At March 31, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds which invest U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

MARCH 31, 2022

(Unaudited)

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

At March 31, 2022 and December 31, 2021, the common stock reflected in the condensed balance sheets is reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Warrants	(19,435,000)
Common stock issuance costs	(2,323,163)
Plus:
Accretion of carrying value to redemption value	22,908,163
Common stock subject to possible redemption	$116,150,000

Net Loss per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net loss per common stock is computed by dividing net loss by the weighted average number of common stock outstanding for the period. Accretion associated with the redeemable shares of common stock is excluded from net loss per share as the redemption value approximates fair value.

The calculation of diluted loss per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 16,950,000 shares of common stock in the aggregate. As of March 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the losses of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.

The following table reflects the calculation of basic and diluted net loss per common stock (in dollars, except per share amounts):

	Three Months Ended
	March 31,
	2022		2021
		Non-		Non-
	Redeemable	Redeemable	Redeemable	Redeemable
Basic and diluted net loss per common stock
Numerator:
Allocation of net loss	$(285,918)	$(71,480)	$—	$—
Denominator:
Basic and diluted weighted average shares outstanding	11,500,000	2,875,000	—	2,875,000
Basic and diluted net loss per common stock	$(0.02)	$(0.02)	$—	$0.00

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

MONTEREY BIO ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximate the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

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

The Company granted the underwriters a 45-day option at the Initial Public Offering date to purchase up to 1,500,000 additional Units to cover over-allotments. The over-allotment option was evaluated under ASC 480 “Distinguishing Liabilities from Equity.” The Company concluded that the underlying transaction (Units which include redeemable shares and warrants) of the over-allotment option embodies an obligation to repurchase the issuer’s equity shares. Accordingly, the option was fair valued and recorded as a liability at issuance date and applied to the offering cost of the common stock subject to redemption. On October 6, 2021, the underwriters fully exercised their over-allotment option to purchase an additional 1,500,000 Units at $10.00 per Unit. See Note 8 for the fair value of the over-allotment option liability.

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

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for the Company for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

MONTEREY BIO ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

NOTE 3. PUBLIC OFFERING

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On September 18, 2020, Chardan Monterey purchased an aggregate of 5,000,000 shares (the “Founder Shares”) of the Company’s common stock for an aggregate price of $25,000, or $0.005 per share. On May 20, 2021, Chardan Monterey transferred 687,500 Founder Shares back to the Company for no consideration, which shares were cancelled, resulting in an aggregate of 4,312,500 shares of common stock outstanding. On May 21, 2021, Chardan Monterey transferred 3,315,625 Founder Shares to NorthStar at a price of $0.006 per share, resulting in Chardan Monterey holding a balance of 996,875 Founder Shares. On May 21, 2021, NorthStar transferred 150,000 Founder Shares to Dr. Satyal, the Company’s Chief Executive Officer, and transferred 35,000 Founder Shares to each of the Company’s directors and director nominees at a price of $0.006 per share, resulting in NorthStar holding a balance of 2,990,625 Founder Shares. On September 1, 2021, the co-Sponsors forfeited an aggregate of 1,437,500 founder shares for no consideration resulting in an aggregate of 2,875,000 shares of common stock outstanding. On September 1, 2021, NorthStar transferred 1,078,125 Founder Shares back to the Company and Chardan Monterey transferred 359,375 Founder Shares back to the Company, in each case for no consideration, which shares were cancelled. As a result, NorthStar held a balance of 1,912,500 Founder Shares,Chardan Monterey held a balance of 637,500 Founder Shares, and officers and directors held a balance of 325,000 Founder Shares. The Founder Shares held by the co-Sponsors, officers, and directors are referred to collectively as “Founder Shares” or “Insider Shares”. The Founder Shares included an aggregate of up to 375,000 shares that were subject to forfeiture to the extent that the underwriter’s over-allotment was not exercised in full or in part, so that the initial stockholders will collectively own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the initial stockholders do not purchase any Public Shares in the Initial Public Offering). As a result of the underwriter’s election to fully exercise its over-allotment option on October 6, 2021, no Founder Shares were, or are currently subject to forfeiture.

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

MARCH 31, 2022

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

The sale of the Founder Shares to the Company’s Chief Executive Officer, directors and director nominees is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Company has hired a valuation firm to assess using the lattice model, the fair value associated with the Founder Shares granted. The fair value of the 325,000 Founder Shares granted to the Company’s Chief Executive Officer, directors and director nominees was $1,901,250 or $5.85 per share. The Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of March 31, 2022, the Company determined the performance conditions are not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date the performance conditions are considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares vested times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

Promissory Note - Related Party

On April 28, 2021, the Company issued an unsecured promissory note to NorthStar, one of the co-Sponsors (the "Promissory Note"), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of September 30, 2021 or the consummation of the Initial Public Offering. The outstanding loan of $175,405 was repaid at the time of the Initial Public Offering. Borrowings under the Promissory Note are no longer available.

Due to NorthStar

At the closing of the Initial Public Offering on October 5, 2021, NorthStar pre-funded a portion of the proceeds from the sale of the Private Warrants in the amount of $337,500 to the Trust Account, which was not due until October 6, 2021 when the underwriter exercised its full over-allotment option. There is no balance due to NorthStar as of December 31, 2021 and March 31, 2022.

Administrative Services Agreement

The Company entered into an agreement, commencing on September 30, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay NorthStar a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the three months ended March 31, 2022 and 2021, the Company incurred $30,000 and no fees for these services, respectively, of which such amounts are recorded as accrued expenses in the condensed balance sheets.

Related Party Loans

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Company’s initial stockholders, officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Each loan would be evidenced by a promissory note. The notes would be paid upon consummation of a Business Combination, without interest, or, at the lender’s discretion up to $1,500,000 of the notes may be converted upon consummation of a Business Combination into additional Private Warrants to purchase shares of common stock at a conversion price of $1.00 per

MONTEREY BIO ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Private Warrant. Such Private Warrants are identical to the Public Warrants issued at the closing of the Initial Public Offering. As of March 31, 2022 and December 31, 2021, there are no Working Capital Loans outstanding.

In March 2022, the Sponsor committed to provide the Company an aggregate of $500,000 in loans in connection with the Working Capital Loans. As of March 31, 2022, there have been no amounts advanced to the Company under the Working Capital Loans.

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

MONTEREY BIO ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock— The Company is authorized to issue 1,000,000 shares of preferred stock, $0.0001 par value per share. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Common Stock— The Company is authorized to issue up to 100,000,000 shares of common stock, $0.0001 par value per share. Holders of the Company’s common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 2,875,000 shares, of common stock issued and outstanding. The Founder Shares included an aggregate of up to 375,000 shares subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment was not exercised in full or in part, so that the Founder Shares would equal 20% of the Company’s issued and outstanding shares after the Initial Public Offering. Due to the underwriter’s exercise of its full over-allotment on October 6, 2021, there are no shares subject to forfeiture.

Warrants— Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the warrants. If, upon exercise of the warrants, a holder would be entitled to receive fractional interest in a share, the Company will, upon exercise, round down to the nearest whole number the number of shares of common stock to be issued to the warrant holder. The warrants will become exercisable on the later of one year after the closing of the Initial Public Offering or the consummation of a Business Combination. The warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

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

MONTEREY BIO ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

NOTE 8. FAIR VALUE MEASUREMENTS

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

MONTEREY BIO ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Level 3:    Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,	December 31,
Description	Level	2022	2021
Assets:
Marketable securities held in Trust Account	1	$116,164,067	116,152,371

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

NOTE 9. SUBSEQUENT EVENTS

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 29, 2022. Our securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

Our only activities from July 23, 2020 (inception) through March 31, 2022 were organizational activities, those necessary to consummate the initial public offering, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had net loss of $357,398, which consisted of operating costs of $369,094, offset by interest income on marketable securities held in the trust account of $11,696.

There was no activity for the three months ended March 31, 2021.

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

For the three months ended March 31, 2022, cash used in operating activities was $326,920. Net loss of $357,398 was affected by interest earned on marketable securities held in the trust account of $11,696. Changes in operating assets and liabilities provided $42,174 of cash for operating activities.

There was no cash used in or provided by operating activities for the three months ended March 31, 2021.

As of March 31, 2022, we had marketable securities held in the trust account of $116,164,067 (including approximately $14,067 of interest income) consisting of securities held in a money market fund that invests in U.S Treasury securities with a maturity of 185 days or less. Interest income on the balance in the trust account may be used by us to pay taxes. Through March 31, 2022, we did not withdraw any interest earned on the trust account to pay our taxes. We intend to use substantially all of the funds held in the trust account, including any amount representing interest earned on the trust account (less income taxes payable), to complete our business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the remaining funds held in the trust account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our business combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

As of March 31, 2022, we had cash of $173,594. We intend to use the funds held outside the trust account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

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

In March 2022, the sponsor committed to provide us up to $500,000 in working capital loans as described in Note 5. As of March 31, 2022, there have been no amounts advanced to us under the working capital loans. We may raise additional capital through loans or additional investments from the Sponsor or its stockholders, officers, directors, or third parties.

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Codification Subtopic 205-40, “Presentation of Financial Statements – Going Concern,” the Company has until October 5, 2022 to consummate a Business Combination. The Company has the option to extend the date for mandatory liquidation if the Sponsors or it affiliates deposit into the trust account $1,150,000 for each 3 month extension up to July 5, 2023. The Company intends to complete a Business Combination before the mandatory liquidation date or its extended liquidation date if applicable. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur and an extension is not requested by the Sponsor, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 5, 2022.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022.

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

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheets.

Net Loss Per Common Stock

Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. Accretion associated with the redeemable shares of common stock is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for the Company for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2022. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2022, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 29, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC, except for the following amended and restated risk factor:

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application also may change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to complete our initial business combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules that would, among other items, impose additional disclosure requirements in business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and impact the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our business, including our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On October 5, 2021, we consummated the Initial Public Offering of 10,000,000 Units and on October 6, 2021, we issued an additional 1,500,000 units as a result of the exercise in full of the underwriters’ over-allotment option, in each case, at an offering price of $10.00 per unit, generating aggregate gross proceeds of $115,000,000. The securities sold in our initial public offering were registered under the Securities Act on registration statement on Form S-1 (File No. 333-259378). The registration statement became effective on September 30, 2021.

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

MONTEREY BIO ACQUISITION CORPORATION

Date: May 13, 2022	By:	/s/ Sanjeev Satyal
	Name:	Sanjeev Satyal
	Title:	Chief Executive Officer
(Duly Authorized Officer)

Date: May 13, 2022	By:	/s/ William McKeever
	Name:	William McKeever
	Title:	Chief Financial Officer
(Principal Financial Officer)