Form 10-Q
period 2022-06-30
Monterey Bio Acquisition Corp
filed 2022-08-11
CIK 1860663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 11, 2022, there were 14,375,000 shares of common stock, par value $0.0001 per share, issued and outstanding.

MONTEREY BIO ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MONTEREY BIO ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Cash	$4,865	$510,814
Prepaid expenses and other current assets	396,278	388,910
Due from Vendors	—	30,000
Total Current Assets	401,143	929,724

Noncurrent Prepaid Expense	90,799	272,396
Cash and investments held in Trust Account	116,320,912	116,152,371
TOTAL ASSETS	$116,812,854	$117,354,491

LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$287,550	$275,502
Accrued offering costs	—	10,300
Income taxes payable	2,879	—
Total Current Liabilities	290,429	285,802

Commitments

Common stock subject to possible redemption; 11,500,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021	116,150,000	116,150,000

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 2,875,000 shares issued and outstanding (excluding 11,500,000 shares subject to possible redemption) as of June 30, 2022 and December 31, 2021	288	288
Additional paid-in capital	1,502,628	1,502,628
Accumulated deficit	(1,130,491)	(584,227)
Total Stockholders’ Equity	372,425	918,689
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ EQUITY	$116,812,854	$117,354,491

The accompanying notes are an integral part of the unaudited condensed financial statements.

MONTEREY BIO ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating and formation costs	$342,832	$25	$711,926	$25
Loss from operations	(342,832)	(25)	(711,926)	(25)

Other income:
Interest earned on investments held in Trust Account	156,845	—	168,541	—
Total other income	156,845	—	168,541	—

Loss before provision for income taxes	(185,987)	(25)	(543,385)	(25)
Provision for income taxes	(2,879)	—	(2,879)	—
Net loss	$(188,866)	$(25)	$(546,264)	$(25)

Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	11,500,000	—	11,500,000	—
Basic and diluted net loss per common share, Common stock subject to possible redemption	$(0.01)	$—	$(0.04)	$—
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	2,875,000	2,875,000	2,875,000	2,875,000
Basic and diluted net loss per share, Non-redeemable common stock	$(0.01)	$(0.00)	$(0.04)	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

MONTEREY BIO ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2022	2,875,000	$288	$1,502,628	$(584,227)	$918,689

Net loss	—	—	—	(357,398)	(357,398)

Balance — March 31, 2022	2,875,000	$288	$1,502,628	$(941,625)	$561,291

Net loss	—	—	—	(188,866)	(188,866)

Balance — June 30, 2022	2,875,000	$288	$1,502,628	$(1,130,491)	$372,425

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2021 (1)	2,875,000	$288	$24,712	$(1,000)	$24,000

Net loss	—	—	—	—	—

Balance — March 31, 2021 (1)	2,875,000	$288	$24,712	$(1,000)	$24,000

Net loss	—	—	—	(25)	(25)

Balance — June 30, 2021 (1)	2,875,000	$288	$24,712	$(1,025)	$23,975

(1)	Includes up to 375,000 shares of common stock subject to forfeiture depending on the extent to which the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). On October 6, 2021, the over-allotment option was fully exercised and no common stock was forfeited.

The accompanying notes are an integral part of the unaudited condensed financial statements.

MONTEREY BIO ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(546,264)	$(25)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investment held in Trust Account	(168,541)	—
Changes in operating assets and liabilities:
Prepaid expenses	174,229	(125)
Due from Vendors	30,000	—
Income taxes payable	2,879	—
Accrued expenses	12,048	—
Net cash used in operating activities	(495,649)	(150)

Cash Flows from Financing Activities:
Advances from related party	—	—
Proceeds from promissory note – related party	—	150,405
Payment of offering costs	(10,300)	(146,075)
Net cash (used in) provided by financing activities	(10,300)	4,330

Net Change in Cash	(505,949)	4,180
Cash – Beginning of period	510,814	25,000
Cash – End of period	$4,865	$29,180

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$70,300

The accompanying notes are an integral part of the unaudited condensed financial statements.

MONTEREY BIO ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS, LIQUIDITY, AND RISKS AND UNCERTAINTIES

Monterey Bio Acquisition Corporation (the “Company”) was incorporated in Delaware on July 23, 2020. The Company is a blank check company whose business purpose is to enter into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (the “Business Combination”).

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

As of June 30, 2022, the Company had not yet commenced any operations. All activity for the period from July 23, 2020 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for an initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the marketable securities held in the Trust Account (as defined below).

The registration statement for the Company’s Initial Public Offering was declared effective on September 30, 2021. On October 5, 2021, the Company consummated the Initial Public Offering of 10,000,000 units (the “Units” and, with respect to the shares of common stock included in the Units sold, the “Public Shares”), generating gross proceeds of $100,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 5,000,000 warrants (the “Private Warrants”) at a price of $1.00 per Private Warrant in private placements to Chardan Monterey Investments LLC (“Chardan Monterey”) (the affiliate of Chardan Capital Markets LLC (“Chardan”), the representative of the underwriters) and to NorthStar Bio Ventures, LLC (“NorthStar”) (the affiliate of certain of the Company’s officers and directors) (“Chardan Monterey” and “NorthStar” are collectively known as co-Sponsors), generating gross proceeds of $5,000,000, which is described in Note 4.

Following the closing of the Initial Public Offering on October 5, 2021, an amount of $101,000,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Warrants was placed in a trust account (the “Trust Account”), located in the United States and will be held in cash items or invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below.

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

JUNE 30, 2022

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

JUNE 30, 2022

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

Risks and Uncertainties

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic which continues to spread throughout the United States and the world. As of the date the financial statements were issued, there was considerable uncertainty around the expected duration of this pandemic. The Company has concluded that while it is reasonably possible that COVID-19 could have a negative effect on identifying a target company for a Business Combination, the specific impact is not readily determinable as of the date of this financial statement. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MONTEREY BIO ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

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

Going Concern

As of June 30, 2022, the Company had $4,865 in its operating bank accounts, $116,320,912 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem stock in connection therewith and working capital of $110,714. As of June 30, 2022, $170,912 of the amount on deposit in the Trust Account represented interest income and unrealized losses on marketable securities, which is available to the Company for working capital needs. Through June 30, 2022, the Company had not withdrawn any amounts from the Trust Account for such needs.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

In March 2022, the Sponsor committed to provide the Company $500,000 in loans in connection with the Working Capital Loans as described in Note 5. The Company may raise additional capital through loans or additional investments from the Sponsors or its stockholders, officers, directors, or third parties. The Company’s officers and directors and the Sponsors may, but are not obligated to (except as described above), loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. As of June 30, 2022, there have been no amounts advanced to the Company under the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Codification Subtopic 205-40, “Presentation of Financial Statements – Going Concern,” the Company has until October 5, 2022 to consummate a Business Combination. The Company has the option to extend the date for mandatory liquidation if the Sponsors or its affiliates deposit into the trust account $1,150,000 for each 3 month extension up to July 5, 2023. The Company intends to complete a Business Combination before the mandatory liquidation date or its extended liquidation date if applicable. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension is not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur and an extension is not requested by the Sponsor, and potential subsequent dissolution, raise substantial doubts about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 5, 2022.

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

MONTEREY BIO ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 29, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the period ending December 31, 2022 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents at June 30, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

At June 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds which invest U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

MONTEREY BIO ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 1.55% and 0% for the three months ended June 30, 2022 and 2021, respectively, and 0.53% and 0% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2022 and 2021, due to the valuation allowance on the deferred tax assets.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

MONTEREY BIO ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

At June 30, 2022 and December 31, 2021, the common stock reflected in the condensed balance sheets is reconciled in the following table:

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

The calculation of diluted loss per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 16,950,000 shares of common stock in the aggregate. As of June 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the losses of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.

The following table reflects the calculation of basic and diluted net loss per common stock (in dollars, except per share amounts):

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2022		June 30, 2021		June 30, 2022		June 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net loss per common stock
Numerator:
Allocation of net loss	$(151,093)	$(37,773)	$—	(25)	$(437,011)	$(109,253)	$—	$(25)
Denominator:
Basic and diluted weighted average shares outstanding	11,500,000	2,875,000	—	2,875,000	11,500,000	2,875,000	—	2,875,000
Basic and diluted net loss per common stock	$(0.01)	$(0.01)	$—	(0.00)	$(0.04)	$(0.04)	$—	$(0.00)

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

MONTEREY BIO ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

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

Offering Costs

Offering costs consisted of legal, and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with the common stock issued were initially charged to temporary equity and then accreted to common stock subject to redemption upon the completion of the Initial Public Offering. Offering costs amounting to $2,822,084 were charged to stockholders’ equity upon the completion of the Initial Public Offering. $2,323,163 were allocated to public shares and charged to temporary equity, and $498,921 was allocated to warrants and accounted for as equity.

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

JUNE 30, 2022

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

JUNE 30, 2022

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

The sale of the Founder Shares to the Company’s Chief Executive Officer, directors and director nominees is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Company has hired a valuation firm to assess using the lattice model, the fair value associated with the Founder Shares granted. The fair value of the 325,000 Founder Shares granted to the Company’s Chief Executive Officer, directors and director nominees was $1,901,250 or $5.85 per share. The Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of June 30, 2022, the Company determined the performance conditions are not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date the performance conditions are considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares vested times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

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

Due to NorthStar

At the closing of the Initial Public Offering on October 5, 2021, NorthStar pre-funded a portion of the proceeds from the sale of the Private Warrants in the amount of $337,500 to the Trust Account, which was not due until October 6, 2021 when the underwriter exercised its full over-allotment option. There is no balance due to NorthStar as of December 31, 2021 and June 30, 2022.

Administrative Services Agreement

The Company entered into an agreement, commencing on September 30, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay NorthStar a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the three and six months ended June 30, 2022, the Company incurred $30,000 and $60,000 fees for these services, respectively, of which such amounts are recorded as accrued expenses in the condensed balance sheets. For the three and six months ended June 30, 2021, the Company did not incur any fees for these services.

MONTEREY BIO ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Related Party Loans

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Company’s initial stockholders, officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Each loan would be evidenced by a promissory note. The notes would be paid upon consummation of a Business Combination, without interest, or, at the lender’s discretion up to $1,500,000 of the notes may be converted upon consummation of a Business Combination into additional Private Warrants to purchase shares of common stock at a conversion price of $1.00 per Private Warrant. Such Private Warrants are identical to the Public Warrants issued at the closing of the Initial Public Offering. As of June 30, 2022 and December 31, 2021, there are no Working Capital Loans outstanding.

In March 2022, the Sponsor committed to provide the Company an aggregate of $500,000 in loans in connection with the Working Capital Loans. As of June 30, 2022, there have been no amounts advanced to the Company under the Working Capital Loans.

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

MONTEREY BIO ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

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

Contingent Fee Arrangements

The Company entered into a consulting agreement with a consultant to assist the Company in facilitating a Business Combination with one or more targets, subject to certain conditions. The consultant will be compensated a fee of $100,000 in the event that the Business Combination is consummated or a fee of $150,000 in the event that the Business Combination is consummated with a target sourced by the consultant. In addition, subject to certain conditions, the consultant shall receive a grant of options to purchase up to 60,000 shares of common stock of the combined company following the Business Combination pursuant to an option agreement to be entered into between the Company (or the successor entity in the Company’s initial Business Combination) and the consultant. The exercise price of each share of common stock pursuant to the option agreement shall be $11.50.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock— The Company is authorized to issue 1,000,000 shares of preferred stock, $0.0001 par value per share. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Common Stock— The Company is authorized to issue up to 100,000,000 shares of common stock, $0.0001 par value per share. Holders of the Company’s common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 2,875,000 shares, of common stock issued and outstanding. The Founder Shares included an aggregate of up to 375,000 shares subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment was not exercised in full or in part, so that the Founder Shares would equal 20% of the Company’s issued and outstanding shares after the Initial Public Offering. Due to the underwriter’s exercise of its full over-allotment on October 6, 2021, there are no shares subject to forfeiture.

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

MONTEREY BIO ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder;
●	if, and only if, the reported last sales price of the shares of common stock equals or exceeds $16.50 per share, for any 20 trading days within a 30- day trading period ending three business days before the Company sends the notice of redemption to warrant holders; and
●	if, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

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

The Private Warrants will be identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that each Private Warrant is exercisable for one share of common stock at an exercise price of $11.50 per share. The Private Warrants and any shares of common stock issued upon exercise thereof are subject to transfer restrictions pursuant to lock-up provision in a letter agreement with the Company to be entered into by the co-Sponsors, officers, directors, and Chardan. Those lock-up provisions provide that such securities are not transferable or salable until 30 days after the completion of the Initial Business Combination, except to conditions as set forth in the agreement.

MONTEREY BIO ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,	December 31,
Description	Level	2022	2021
Assets:
Marketable securities held in Trust Account	1	$116,320,912	116,152,371

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

JUNE 30, 2022

(Unaudited)

The following table presents the changes in the fair value of the Level 3 over-allotment liability:

Over-allotment
Option
Liability
Fair value as of January 1, 2021	$—
Initial measurement on October 5, 2021	254,870
Change in fair value on October 6, 2021	62,716
Elimination of over-allotment liability on October 6, 2021	(317,586)
Fair value as of December 31, 2021	$—

MONTEREY BIO ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

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

Results of Operations

Our only activities from July 23, 2020 (inception) through June 30, 2022 were organizational activities, those necessary to consummate the initial public offering, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had net loss of $188,866, which consisted of operating costs of $342,832 and provision for income taxes of $2,879, offset by interest income on marketable securities held in the trust account of $156,845.

For the six months ended June 30, 2022, we had net loss of $546,264, which consisted of operating costs of $711,926 and provision for income taxes of $2,879, offset by interest income on marketable securities held in the trust account of $168,541.

For the three and six months ended June 30, 2021, we had net loss of $25, which consisted of operating and formation costs.

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

For the six months ended June 30, 2022, cash used in operating activities was $495,649. Net loss of $546,264 was affected by interest earned on marketable securities held in the trust account of $168,541. Changes in operating assets and liabilities provided $219,156 of cash for operating activities.

For the six months ended June 30, 2021, cash used in operating activities was $150. Net loss of $25 was affected by the changes in operating assets and liabilities which used $125 of cash for operating activities.

As of June 30, 2022, we had marketable securities held in the trust account of $116,320,912 (including approximately $170,912 of interest income) consisting of securities held in a money market fund that invests in U.S Treasury securities with a maturity of 185 days or less. Interest income on the balance in the trust account may be used by us to pay taxes. Through June 30, 2022, we did not withdraw any interest earned on the trust account to pay our taxes. We intend to use substantially all of the funds held in the trust account, including any amount representing interest earned on the trust account (less income taxes payable), to complete our business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the remaining funds held in the trust account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our business combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

As of June 30, 2022, we had cash of $4,865. We intend to use the funds held outside the trust account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

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

In March 2022, the sponsor committed to provide us up to $500,000 in working capital loans as described in Note 5. As of June 30, 2022, there have been no amounts advanced to us under the working capital loans. We may raise additional capital through loans or additional investments from the Sponsor or its stockholders, officers, directors, or third parties.

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Codification Subtopic 205-40, “Presentation of Financial Statements – Going Concern,” the Company has until October 5, 2022 to consummate a Business Combination. The Company has the option to extend the date for mandatory liquidation if the Sponsors or its affiliates deposit into the trust account $1,150,000 for each 3 month extension up to July 5, 2023. The Company intends to complete a Business Combination before the mandatory liquidation date or its extended liquidation date if applicable. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur and an extension is not requested by the Sponsor, and potential subsequent dissolution, raise substantial doubts about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 5, 2022.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2022. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2022, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MONTEREY BIO ACQUISITION CORPORATION

Date: August 11, 2022	By:	/s/ Sanjeev Satyal
	Name:	Sanjeev Satyal
	Title:	Chief Executive Officer
(Duly Authorized Officer)

Date: August 11, 2022	By:	/s/ William McKeever
	Name:	William McKeever
	Title:	Chief Financial Officer
(Principal Financial Officer)