Form 10-Q
period 2022-09-30
Monterey Bio Acquisition Corp
filed 2022-11-10
CIK 1860663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 10, 2022, there were 4,894,384 shares of common stock, par value $0.0001 per share, issued and outstanding.

MONTEREY BIO ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MONTEREY BIO ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Cash	$544,301	$510,814
Prepaid expenses and other current assets	378,903	388,910
Due from Vendors	—	30,000
Total Current Assets	923,204	929,724

Noncurrent Prepaid Expense	—	272,396
Cash and investments held in Trust Account	116,545,797	116,152,371
TOTAL ASSETS	$117,469,001	$117,354,491

LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accrued expenses	$921,904	$275,502
Accrued offering costs	—	10,300
Income taxes payable	83,722	—
Advances from related parties	361,441	—
Mandatorily redeemable common stock liability	96,054,417	—
Total Current Liabilities	97,421,484	285,802

Commitments

Common stock subject to possible redemption; 2,019,384 and 11,500,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	20,760,537	116,150,000

Stockholders’ (Deficit) Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 2,875,000 shares issued and outstanding (excluding 2,019,384 and 11,500,000 shares subject to possible redemption) as of September 30, 2022 and December 31, 2021, respectively	288	288
Additional paid-in capital	837,674	1,502,628
Accumulated deficit	(1,550,982)	(584,227)
Total Stockholders’ (Deficit) Equity	(713,020)	918,689
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ (DEFICIT) EQUITY	$117,469,001	$117,354,491

The accompanying notes are an integral part of the unaudited condensed financial statements.

MONTEREY BIO ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating and formation costs	$863,871	$182	$1,575,797	$207
Loss from operations	(863,871)	(182)	(1,575,797)	(207)

Other income:
Interest earned on investments held in Trust Account	524,223	—	692,764	—
Total other income	524,223	—	692,764	—

Loss before provision for income taxes	(339,648)	(182)	(883,033)	(207)
Provision for income taxes	(80,843)	—	(83,722)	—
Net loss	$(420,491)	$(182)	$(966,755)	$(207)

Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	11,296,116	—	11,430,798	—
Basic and diluted net loss per common share, Common stock subject to possible redemption	$(0.03)	$—	$(0.07)	$—
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	2,875,000	2,875,000	2,875,000	2,875,000
Basic and diluted net loss per share, Non-redeemable common stock	$(0.03)	$(0.00)	$(0.07)	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

MONTEREY BIO ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFECIT)

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — January 1, 2022	2,875,000	$288	$1,502,628	$(584,227)	$918,689

Net loss	—	—	—	(357,398)	(357,398)

Balance — March 31, 2022	2,875,000	$288	$1,502,628	$(941,625)	$561,291

Net loss	—	—	—	(188,866)	(188,866)

Balance — June 30, 2022	2,875,000	$288	$1,502,628	$(1,130,491)	$372,425

Remeasurement of common stock subject to possible redemption			(664,954)		(664,954)

Net loss	—	—	—	(420,491)	(420,491)

Balance — September 30, 2022	2,875,000	$288	$837,674	$(1,550,982)	$(713,020)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2021 (1)	2,875,000	$288	$24,712	$(1,000)	$24,000

Net loss	—	—	—	—	—

Balance — March 31, 2021 (1)	2,875,000	$288	$24,712	$(1,000)	$24,000

Net loss	—	—	—	(25)	(25)

Balance — June 30, 2021 (1)	2,875,000	$288	$24,712	$(1,025)	$23,975

Net loss	—	—	—	(182)	(182)

Balance — September 30, 2021 (1)	2,875,000	$288	$24,712	$(1,207)	$23,793

(1)	Includes up to 375,000 shares of common stock subject to forfeiture depending on the extent to which the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). On October 6, 2021, the over-allotment option was fully exercised and no common stock was forfeited.

The accompanying notes are an integral part of the unaudited condensed financial statements.

MONTEREY BIO ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(966,755)	$(207)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investment held in Trust Account	(692,764)	—
Changes in operating assets and liabilities:
Prepaid expenses	282,403	—
Due from vendors	30,000	—
Income taxes payable	83,722	—
Accrued expenses	646,402	(87)
Net cash used in operating activities	(616,992)	(294)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay income and franchise taxes	299,338	—
Net cash provided by investing activities	299,338	—

Cash Flows from Financing Activities:
Advances from related parties	361,441	—
Proceeds from promissory note – related party	—	175,405
Payment of offering costs	(10,300)	(193,355)
Net cash provided by (used in) financing activities	351,141	(17,950)

Net Change in Cash	33,487	(18,244)
Cash – Beginning of period	510,814	25,000
Cash – End of period	$544,301	$6,756

Non-Cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$—	$268,312
Remeasurement of common stock subject to possible redemption	$664,954	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

MONTEREY BIO ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

As of September 30, 2022, the Company had not yet commenced any operations. All activity for the period from July 23, 2020 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for an initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the marketable securities held in the Trust Account (as defined below).

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

SEPTEMBER 30, 2022

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

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 immediately prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, as amended (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC containing substantially the same information as would be included in a proxy statement prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders have agreed (A) to vote their Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination, (B) not to propose, or vote in favor of, prior to and unrelated to the initial Business Combination, an amendment to the Company’s Amended and Restated Certificate of Incorporation that would affect the substance or timing of the Company’s redemption obligation to redeem all public shares if the Company cannot complete the initial Business Combination within the Combination Period (as defined below) unless the Company provides public stockholders the opportunity to redeem their Public Shares in conjunction with any such amendment, (C) not to redeem any shares (including their Founder Shares) in connection with a stockholder vote to approve the proposed Business Combination or sell any shares back to the Company in a tender offer in connection with the initial Business Combination, and (D), that the Founder Shares shall not participate in any liquidating distribution upon winding up if the Business Combination is not consummated.

The initial stockholders have agreed (a) to waive their redemption rights with respect to the Founder Shares and Public Shares held by them in connection with the completion of a Business Combination, including their Founder Shares and Public Shares that they have purchased during or after the Initial Public Offering, if any and (b) to waive their rights to liquidating distributions with respect to their Founder Shares if the Company fails to consummate the initial Business Combination within the Combination Period. The initial stockholders who have acquired Public Shares in or after the Initial Public Offering are entitled to receive liquidating distributions with respect to such Public Shares if the Company fails to consummate the initial Business Combination within the Combination Period.

MONTEREY BIO ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

On September 29, 2022, the Company’s stockholders approved an amendment to the Amended and Restated Certificate of Incorporation to extend the deadline to consummate a Business Combination from October 5, 2022 to January 5, 2023. In the event that the Company has not consummated a Business Combination by January 5, 2023, the Company may, by resolution of the Company’s board of directors (the “Board”) if requested by the Company’s insiders or their affiliates, extend the period of time to consummate a Business Combination up to six (6) times by an additional month each time (or up to July 5, 2023); provided that, pursuant to the trust agreement entered into between the Corporation and Continental Stock Transfer & Trust Company on September 30, 2021, as amended (the “Trust Agreement”), the only way to extend the time available for the Company to consummate its Business Combination is for the Company’s insiders or their affiliates or designees, upon five days’ advance notice prior to each applicable deadline, to deposit into the Trust Account $120,000 (or an aggregate of $720,000 if the time to consummate a Business Combination is extended to July 5, 2023), on or prior to the date of the applicable deadline (the “Combination Period”).  If the Company is unable to complete a Business Combination by January 5, 2023 (or July 5, 2023, as applicable) (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Board, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s Private Warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The Company’s placing of funds in the Trust Account may not protect those funds from third-party claims against the Company. Although, the Company will seek to have all vendors, service providers (excluding the independent registered public accounting firm), prospective target businesses and other entities with which the Company does business execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against the Company’s assets, including the funds held in the Trust Account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, the Company’s management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third-party that has not executed a waiver if the Company’s management believes that such third-party’s engagement would be significantly more beneficial to the Company than any alternative. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts, or agreements with the Company and will not seek recourse against the Trust Account for any reason. Upon redemption of the Public Shares, if the Company was unable to consummate the initial Business Combination within the Combination Period, or upon the exercise of the redemption right in connection with the Business Combination, the Company will be required to provide for payment of claims of creditors that were not waived that may be brought against the Company within the ten years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.10 per Public Share initially held in the Trust Account, due to claims of such creditors.

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

SEPTEMBER 30, 2022

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

Going Concern

As of September 30, 2022, the Company had $544,301 in its operating bank accounts, $116,545,797 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem stock in connection therewith and working capital deficit of $443,863 (excluding $96,054,417 of Mandatorily Redeemable Common Stock Liability which were settled through the Trust Account). As of September 30, 2022, $695,135 of the amount on deposit in the Trust Account represented interest income and unrealized losses on marketable securities, which is available to the Company for working capital needs. Through September 30, 2022, the Company had withdrawn $299,338 of amounts from the Trust Account for such needs.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

MONTEREY BIO ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

In March 2022, the Sponsor committed to provide the Company $500,000 in loans in connection with the Working Capital Loans as described in Note 5. The co-Sponsors issued unsecured promissory notes on October 7, 2022 to evidence the Working Capital Loans for an aggregate principal balance of $700,000 (See Note 5). The Company may raise additional capital through loans or additional investments from the Sponsors or its stockholders, officers, directors, or third parties. The Company’s officers and directors and the Sponsors may, but are not obligated to (except as described above), loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. As of September 30, 2022, an aggregate principal balance of $361,441 has been advanced to the Company under the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Codification Subtopic 205-40, “Presentation of Financial Statements – Going Concern,” the Company has until January 5, 2023 to consummate a Business Combination. The Company has the option to extend the date for mandatory liquidation if the Company’s insiders or their affiliates deposit into the trust account $120,000 for each month extension up to July 5, 2023. The Company intends to complete a Business Combination before the mandatory liquidation date or its extended liquidation date if applicable. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension is not requested by the Company’s insiders or their affiliates, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur and an extension is not requested by the Company’s insiders or their affiliates, and potential subsequent dissolution, raise substantial doubts about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 5, 2023.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 29, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the period ending December 31, 2022 or for any future periods.

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

SEPTEMBER 30, 2022

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents at September 30, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

At September 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds which invest U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was (23.80%) and 0% for the three months ended September 30, 2022 and 2021, respectively, and (9.48%) and 0% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022 and 2021, due to the valuation allowance on the deferred tax assets.

MONTEREY BIO ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. As of September 30, 2022 and December 31, 2021, 9,480,616 shares and 0 shares, respectively, of common stock were subject to mandatory redemption and presented as a current liability measured at redemption amount on the Company’s balance sheets. As of September 30, 2022 and December 31, 2021, 2,019,384 shares and 11,500,000 shares, respectively, of common stock were subject to possible redemption. Accordingly, all common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

At September 30, 2022 and December 31, 2021, the common stock reflected in the condensed balance sheets is reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Warrants	(19,435,000)
Common stock issuance costs	(2,323,163)
Plus:
Accretion of carrying value to redemption value	22,908,163
Common stock subject to possible redemption as of December 31, 2021	116,150,000
Less:
Mandatorily redeemable common stock	(96,054,417)
Plus:
Accretion of carrying value to redemption value	664,954
Common stock subject to possible redemption as of September 30, 2022	$20,760,537

MONTEREY BIO ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Net Loss per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net loss per common stock is computed by dividing net loss by the weighted average number of common stock outstanding for the period. Accretion associated with the redeemable shares of common stock is excluded from net loss per share as the redemption value approximates fair value. Mandatorily redeemable common stock is excluded from the weighted average number of common stock outstanding.

The calculation of diluted loss per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 16,950,000 shares of common stock in the aggregate. As of September 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the losses of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.

The following table reflects the calculation of basic and diluted net loss per common stock (in dollars, except per share amounts):

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2022		September 30, 2021		September 30, 2022		September 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net loss per common stock
Numerator:
Allocation of net loss	$(335,183)	$(85,308)	$—	(182)	$(772,469)	$(194,286)	$—	$(207)
Denominator:
Basic and diluted weighted average shares outstanding	11,296,116	2,875,000	—	2,875,000	11,430,798	2,875,000	—	2,875,000
Basic and diluted net loss per common stock	$(0.03)	$(0.03)	$—	(0.00)	$(0.07)	$(0.07)	$—	$(0.00)

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

MONTEREY BIO ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

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

MONTEREY BIO ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On September 18, 2020, Chardan Monterey purchased an aggregate of 5,000,000 shares (the “Founder Shares”) of the Company’s common stock for an aggregate price of $25,000, or $0.005 per share. On May 20, 2021, Chardan Monterey transferred 687,500 Founder Shares back to the Company for no consideration, which shares were cancelled, resulting in an aggregate of 4,312,500 shares of common stock outstanding. On May 21, 2021, Chardan Monterey transferred 3,315,625 Founder Shares to NorthStar at a price of $0.006 per share, resulting in Chardan Monterey holding a balance of 996,875 Founder Shares. On May 21, 2021, NorthStar transferred 150,000 Founder Shares to Dr. Satyal, the Company’s Chief Executive Officer, and transferred 35,000 Founder Shares to each of the Company’s directors and director nominees at a price of $0.006 per share, resulting in NorthStar holding a balance of 2,990,625 Founder Shares. On September 1, 2021, the co-Sponsors forfeited an aggregate of 1,437,500 founder shares for no consideration resulting in an aggregate of 2,875,000 shares of common stock outstanding. On September 1, 2021, NorthStar transferred 1,078,125 Founder Shares back to the Company and Chardan Monterey transferred 359,375 Founder Shares back to the Company, in each case for no consideration, which shares were cancelled. As a result, NorthStar held a balance of 1,912,500 Founder Shares,Chardan Monterey held a balance of 637,500 Founder Shares, and officers and directors held an aggregate balance of 325,000 Founder Shares. The Founder Shares held by the co-Sponsors, officers, and directors are referred to collectively as “Founder Shares” or “Insider Shares”. The Founder Shares included an aggregate of up to 375,000 shares that were subject to forfeiture to the extent that the underwriter’s over-allotment was not exercised in full or in part, so that the initial stockholders will collectively own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the initial stockholders do not purchase any Public Shares in the Initial Public Offering). As a result of the underwriter’s election to fully exercise its over-allotment option on October 6, 2021, no Founder Shares were, or are currently subject to forfeiture.

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

MONTEREY BIO ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

The sale of the Founder Shares to the Company’s Chief Executive Officer, directors and director nominees is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Company has hired a valuation firm to assess using the lattice model, the fair value associated with the Founder Shares granted. The fair value of the 325,000 Founder Shares granted to the Company’s Chief Executive Officer, directors and director nominees was $1,901,250 or $5.85 per share. The Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of September 30, 2022, the Company determined the performance conditions are not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date the performance conditions are considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares vested times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

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

Due to NorthStar

At the closing of the Initial Public Offering on October 5, 2021, NorthStar pre-funded a portion of the proceeds from the sale of the Private Warrants in the amount of $337,500 to the Trust Account, which was not due until October 6, 2021 when the underwriter exercised its full over-allotment option. There is no balance due to NorthStar as of December 31, 2021 and September 30, 2022.

Administrative Services Agreement

The Company entered into an agreement, commencing on September 30, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay NorthStar a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the three and nine months ended September 30, 2022, the Company incurred $30,000 and $90,000 fees for these services, respectively, of which such amounts are recorded as accrued expenses in the condensed balance sheets. For the three and nine months ended September 30, 2021, the Company did not incur any fees for these services.

Related Party Loans

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Company’s initial stockholders, officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Each loan would be evidenced by a promissory note. The notes would be paid upon consummation of a Business Combination, without interest, or, at the lender’s discretion up to $1,500,000 of the notes may be converted upon consummation of a Business Combination into additional Private Warrants to purchase shares of common stock at a conversion price of $1.00 per Private Warrant. Such Private Warrants are identical to the Public Warrants issued at the closing of the Initial Public Offering. As of December 31, 2021, there are no Working Capital Loans outstanding.

On October 7, 2022, the Company issued an unsecured promissory note in the amount of up to $175,000 to Chardan Monterey to evidence a Working Capital Loan. The note bears no interest and is payable on the date on which the Company consummates an initial Business Combination. The note is convertible into private warrants as described above. As of September 30, 2022, a principal balance of $175,000 has been advanced under the note.

MONTEREY BIO ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

On October 7, 2022, the Company issued an unsecured promissory note in the amount of up to $525,000 to NorthStar to evidence a Working Capital Loan. The note bears no interest and is payable on the date on which the Company consummates an initial Business Combination. The note is convertible into private warrants as described above. As of September 30, 2022, a principal balance of $186,441 has been advanced under the note.

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

MONTEREY BIO ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Contingent Fee Arrangements

The Company entered into a consulting agreement dated as of September 14, 2021, as amended, with a consultant to assist the Company in facilitating a Business Combination with one or more targets, subject to certain conditions. The consultant will receive a success fee of (i) $100,000 or (ii) in the event the Company’s successful Business Combination is consummated with an entity or target first introduced to the Company by the consultant, $150,000, in either case, subject to, and payable upon, the Company’s successful consummation of an initial Business Combination, provided that the consulting agreement is not terminated prior to such date. Additionally, the Company will reimburse the Consultant for any out-of-pocket expenses and pre-approved travel-related expenses incurred in connection with the provision of services under the consulting agreement.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock— The Company is authorized to issue 1,000,000 shares of preferred stock, $0.0001 par value per share. At September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Common Stock— The Company is authorized to issue up to 100,000,000 shares of common stock, $0.0001 par value per share. Holders of the Company’s common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 2,875,000 shares, of common stock issued and outstanding, excluding 9,480,616 mandatorily redeemable common stock which are presented as liabilities and 2,019,384 common stock subject to possible redemption which are presented as temporary equity. The Founder Shares included an aggregate of up to 375,000 shares subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment was not exercised in full or in part, so that the Founder Shares would equal 20% of the Company’s issued and outstanding shares after the Initial Public Offering. Due to the underwriter’s exercise of its full over-allotment on October 6, 2021, there are no shares subject to forfeiture.

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

MONTEREY BIO ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

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

SEPTEMBER 30, 2022

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,	December 31,
Description	Level	2022	2021
Assets:
Marketable securities held in Trust Account	1	$116,545,797	116,152,371

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

SEPTEMBER 30, 2022

(Unaudited)

The following table presents the changes in the fair value of the Level 3 over-allotment liability:

Over-allotment
Option
Liability
Fair value as of January 1, 2021	$—
Initial measurement on October 5, 2021	254,870
Change in fair value on October 6, 2021	62,716
Elimination of over-allotment liability on October 6, 2021	(317,586)
Fair value as of December 31, 2021	$—

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On September 29, 2022, the Company held a special meeting of its stockholders, to (i) amend its Amended and Restated Certificate of Incorporation (the “Charter Amendment”), which became effective upon filing on September 29, 2022, and (ii) amend the Trust Agreement, in each case to allow the Company to extend the date by which it has to consummate a Business Combination for an additional three months, from October 5, 2022 to January 5, 2023, by depositing into the trust account $350,000 for the three-month extension, and thereafter to extend the Combination Period up to six (6) times by an additional month each time (or up to July 5, 2023) by depositing into the Trust Account $120,000 for each additional month extension.

In connection with the vote on the Charter Amendment, the Company stockholders had the right to redeem their shares of common stock. The holders of 9,480,616 shares of common stock elected to redeem their shares at a per share redemption price of $10.13. As a result, approximately $96.1 million was removed from the Trust Account on October 3, 2022 to pay such holders, leaving approximately $20.5 million in the Trust Account.

On October 4, 2022, the NorthStar deposited an aggregate of $350,000 into the Trust Account in connection with the extension of the Combination Period to January 5, 2023.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of this Quarterly Report and our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 29, 2022 and subsequent quarterly reports on Form 10-Q filed with the SEC. Our securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

On September 29, 2022, we held a special meeting of stockholders to (i) amend our Amended and Restated Certificate of Incorporation (the “Charter Amendment”), which became effective upon filing on September 29, 2022, and (ii) amend the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company on September 30, 2021, as amended (the “Trust Agreement”), in each case to allow us to extend the Combination Period for an additional three months, from October 5, 2022 to January 5, 2023, by depositing into the trust account $350,000 for the three-month extension, and thereafter to extend the Combination Period up to six (6) times by an additional month each time (or up to July 5, 2023) by depositing into the trust account $120,000 for each additional month extension.

In connection with the vote on the Charter Amendment, our stockholders had the right to redeem their shares of common stock. The holders of 9,480,616 shares of common stock elected to redeem their shares at a per share redemption price of $10.13. As a result, approximately $96.1 million was removed from the trust account on October 3, 2022 to pay such holders, leaving approximately $20.5 million in the trust account.

On October 4, 2022, NorthStar deposited $350,000 into the trust account in connection with the extension of the Combination Period to January 5, 2023.

Results of Operations

Our only activities from July 23, 2020 (inception) through September 30, 2022 were organizational activities, those necessary to consummate the initial public offering, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had net loss of $420,491, which consisted of operating costs of $863,871 and provision for income taxes of $80,843, offset by interest income on marketable securities held in the trust account of $524,223.

For the nine months ended September 30, 2022, we had net loss of $966,755, which consisted of operating costs of $1,575,797 and provision for income taxes of $83,722, offset by interest income on marketable securities held in the trust account of $692,764.

For the three months ended September 30, 2021, we had net loss $182, which consisted of operating and formation costs.

For the nine months ended September 30, 2021, we had net loss $207, which consisted of operating and formation costs.

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

For the nine months ended September 30, 2022, cash used in operating activities was $616,992. Net loss of $966,755 was affected by interest earned on marketable securities held in the trust account of $692,764. Changes in operating assets and liabilities provided $1,042,527 of cash for operating activities.

For the nine months ended September 30, 2021, cash used in operating activities was $294. Net loss of $207 was affected by the changes in operating assets and liabilities which used $87 of cash for operating activities.

As of September 30, 2022, we had marketable securities held in the trust account of $116,545,797 (including approximately $695,135 of interest income) consisting of securities held in a money market fund that invests in U.S Treasury securities with a maturity of 185 days or less. Interest income on the balance in the trust account may be used by us to pay taxes. Through September 30, 2022, we had withdrawn $299,338 of amounts from interest earned on the trust account to pay our taxes. As discussed above, approximately $96.1 million was removed from the trust account on October 3, 2022 to pay redeeming stockholders, leaving approximately $20.5 million in the trust account. On October 4, 2022, NorthStar deposited $350,000 into the trust account in connection with the extension of the Combination Period to January 5, 2023.

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

As of September 30, 2022, we had cash of $544,301. We intend to use the funds held outside the trust account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

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

In March 2022, NorthStar committed to provide us up to $500,000 in working capital loans as described in Note 5. On October 7, 2022, the co-sponsors issued unsecured promissory notes to evidence Working Capital Loans for an aggregate principal balance of $700,000 (See Note 5). As of September 30, 2022, an aggregate principal balance of $361,441 has been advanced to the Company under the Working Capital Loans. We may raise additional capital through loans or additional investments from our co-Sponsor, officers, directors, or their affiliates.

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Codification Subtopic 205-40, “Presentation of Financial Statements – Going Concern,” we have until January 5, 2023 to consummate a business combination. We have the option to extend the date for mandatory liquidation if our insiders or their affiliates deposit into the trust account $120,000 for each month extension up to July 5, 2023. We intend to complete a business combination before the mandatory liquidation date or its extended liquidation date, if applicable. It is uncertain that we will be able to consummate a business combination by this time. If a business combination is not consummated by this date and an extension not requested by our insiders or their affiliates, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a business combination not occur and an extension is not requested by our insiders or their affiliates, and potential subsequent dissolution, raise substantial doubts about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after January 5, 2023.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities, other than an agreement to pay NorthStar a monthly fee of $10,000 for general and administrative services, including office space, utilities and secretarial support and a consulting agreement to pay a consultant up successful completion of a business combination.  However, pursuant to the terms of such agreement, we may delay payment of such monthly fee upon a determination by our audit committee that we lack sufficient funds held outside the trust to pay actual or anticipated expenses in connection with our initial business combination. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of our initial business combination. We began incurring these fees on September 30, 2021 and will continue to incur these fees monthly until the earlier of the completion of our initial business combination and our liquidation. We entered into a consulting agreement, dated as of September 14, 2021, as amended, with a consultant to assist us in facilitating a business combination with one or more targets, subject to certain conditions. The consultant will receive a success fee of (i) $100,000 or (ii) in the event our successful business combination is consummated with an entity or target first introduced to us by the consultant, $150,000, in either case, subject to, and payable upon, our successful consummation of an initial business combination, provided that the consulting agreement is not terminated prior to such date. Additionally, we will reimburse the consultant for any out-of-pocket expenses and pre-approved travel-related expenses incurred in connection with the provision of services under the consulting agreement.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2022. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2022, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares of common stock.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a business combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with a business combination or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the business combination or otherwise, (ii) the structure of the business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the business combination (or otherwise issued not in connection with the business combination but issued within the same taxable year of the business combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by us and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a business combination and in our ability to complete a business combination.

We may not be able to complete an initial business combination with a U.S. target company if such initial business combination is subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (CFIUS), or ultimately prohibited.

Neither NorthStar nor Chardan is controlled by or has substantial ties with a non-U.S. person. Mr. Satyal, who is the Company’s Chief Executive Officer, is a U.S. citizen. We do not expect the Company to be considered a “foreign person” under the regulations administered by CFIUS. However, if our initial business combination with a U.S. business is subject to CFIUS review, the scope of which was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”), to include certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business, FIRRMA, and subsequent implementing regulations that are now in force, also subjects certain categories of investments to mandatory filings. If our potential initial business combination with a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company without first obtaining CFIUS clearance, which may limit the attractiveness of or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by the CFIUS or otherwise, could be lengthy and we have limited time to complete our initial business combination. If we cannot complete an initial business combination by January 5, 2023 (or up to July 5, 2023, as applicable) because the review process drags on beyond such timeframe or because our initial business combination is ultimately prohibited by CFIUS or another U.S. government entity, we may be required to liquidate. If we liquidate, our public stockholders may only receive an amount per share that will be determined by when we liquidate and our warrants will expire worthless. This will also cause you to lose the investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

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
3.1

Amended and Restated Certificate of Incorporation of Monterey Bio Acquisition Corporation (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, filed with the SEC on October 6, 2021).

3.2

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Monterey Bio Acquisition Corporation, dated September 29, 2022 (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, filed with the SEC on September 30, 2022).

3.3	Bylaws of Monterey Bio Acquisition Corporation (incorporated by reference to an exhibit to the Company’s Registration Statement on Form S-1, filed with the SEC on September 7, 2021, as amended).
10.1

Amendment to the Investment Management Trust Agreement, dated September 29, 2022, by and between Monterey Bio Acquisition Corporation and Continental Stock Transfer & Trust Company (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, filed with the SEC on September 30, 2022).

10.2

Promissory Note, dated October 7, 2022, issued by Monterey Bio Acquisition Corporation to   NorthStar Bio Ventures, LLC (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, filed with the SEC on October 11, 2022).

10.3

Promissory Note, dated October 7, 2022, issued by Monterey Bio Acquisition Corporation to Chardan Monterey Investments, LLC (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, filed with the SEC on October 11, 2022).

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

MONTEREY BIO ACQUISITION CORPORATION

Date: November 10, 2022	By:	/s/ Sanjeev Satyal
	Name:	Sanjeev Satyal
	Title:	Chief Executive Officer
(Duly Authorized Officer)

Date: November 10, 2022	By:	/s/ William McKeever
	Name:	William McKeever
	Title:	Chief Financial Officer
(Principal Financial Officer)