Form 10-K
period 2022-12-31
Monterey Innovation Acquisition Corp
filed 2023-04-17
CIK 1860663

UNITED STATES

SECURITIES AND EXCHANGE

COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 001-40861

MONTEREY INNOVATION ACQUISITION CORP. (Formerly Monterey Bio Acquisition Corporation)
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ⌧	Smaller reporting company ⌧
Emerging growth company ⌧

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ⌧  No ☐

As of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of common stock of the registrant (based upon the closing price of the registrant’s common stock at that date as reported by The Nasdaq Stock Market LLC), excluding outstanding shares beneficially owned by persons who may be deemed affiliates of the registrant, was $144,037,500.

As of April 12, 2023, there were 4,894,384 shares of common stock, par value $0.0001 per share issued and outstanding.

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K or unless the context otherwise requires, references to:

●	“amended and restated certificate of incorporation” refers to our amended and restated certificate of incorporation, as amended, in effect as of the date hereof;
●	“we,” “us,” “our,” “our company” or “Monterey Innovation” refers to Monterey Innovation Acquisition Corp., formerly Monterey Bio Acquisition Corporation;
●	“initial stockholders” refers to all of our stockholders immediately prior to the closing of the initial public offering, including the co-sponsors, officers and directors, to the extent they held such shares;
●	“founder shares” or “insider shares” refers to the 2,875,000 shares of common stock held by our initial stockholders prior to the closing of the initial public offering;
●	“private warrants” refers to the warrants issued to our co-sponsors in a private placement simultaneously with the closing of the initial public offering;
●	“co-sponsors” refers to NorthStar and Chardan Monterey;
●	“Chardan” or “Chardan Capital Markets LLC” refers to Chardan Capital Markets LLC, the representative of the underwriters;
●	“Chardan Monterey” refers to Chardan Monterey Investments LLC, an affiliate of Chardan;
●	“NorthStar” refers to NorthStar Bio Ventures, LLC, an affiliate of certain of our officers and directors;
●	“public stockholders” means the holders of shares of common stock which were sold as part of the units in the initial public offering, or “public shares.”

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some statements contained in this Annual Report on Form 10-K (this “Annual Report”) are forward-looking in nature. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future (as defined below). In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

●	our ability to complete our initial business combination due to the uncertainty resulting from the recent COVID-19 pandemic, the invasion of Ukraine by Russia and resulting sanctions, and other events (such as terrorist attacks, geopolitical unrest, natural disasters or a significant outbreak of other infectious diseases);
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
●	our expectations around the performance of a prospective target business or businesses;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses;
●	the ability of our officers and directors to generate a number of potential investment opportunities;
●	the delisting of our securities from Nasdaq or an inability to have our securities listed on Nasdaq following a business combination;
●	our public securities’ potential liquidity and trading;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
●	the trust account not being subject to claims of third parties;
●	our financial performance following our initial public offering; or
●	the other risk and uncertainties discussed in “Item 1A. Risk Factors,” elsewhere in this Annual Report and in our other filings with the SEC.

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

PART I

ITEM 1. BUSINESS

General

We are a blank check company incorporated as a Delaware corporation on October 1, 2020, whose business purpose is to enter into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities, which we refer to throughout this Annual Report as our “initial business combination.” While we may pursue an initial business combination in any region or sector, we initially focused our efforts on a biotech company that has demonstrated success and is primed to thrive in the rapidly evolving biotech industry for our initial business combination. In connection with our Management Transition and rebrand, described below, we expanded our acquisition strategy to include a broader universe of disruptive technology targets.

On September 18, 2020, Chardan Monterey purchased 5,000,000 shares of common stock from us for $25,000, or $0.005 per share. On May 20, 2021, Chardan Monterey transferred 687,500 founder shares back to us for no consideration, which shares were cancelled. On May 21, 2021, Chardan Monterey transferred 3,315,625 founder shares to NorthStar at a price of $0.006 per share. On May 21, 2021, NorthStar transferred 150,000 founder shares to Dr. Satyal, our former Chief Executive Officer, and transferred 35,000 founder shares to each of our directors at a price of $0.006 per share. On September 1, 2021, NorthStar transferred 1,078,125 founder shares back to us and Chardan Monterey transferred 359,375 founder shares back to us, in each case for no consideration, which shares were cancelled. As a result, following our initial public offering, NorthStar held a balance of 1,912,500 founder shares and Chardan Monterey held a balance of 637,500 founder shares. The founder shares included an aggregate of up to 375,000 shares that were subject to forfeiture to the extent that the underwriter’s over-allotment option was not exercised in full or in part, so that our initial stockholders would collectively own 20% of our issued and outstanding shares after our initial public offering. The over-allotment option was exercised in full on October 6, 2021; thus, these shares are no longer subject to forfeiture.

In connection with the Management Transition, on March 9, 2023, NorthStar transferred 478,125 founder shares to Chardan Monterey and 30,625 founder shares to each of our newly appointed directors, in each case, at a price of $0.006 per share. In addition, our former Chief Executive Officer transferred 75,000 founder shares back to NorthStar. On March 9, 2023, Chardan Monterey transferred 4,375 founder shares to each of our newly appointed directors, in each case, at a price of $0.006 per share. As a result, following the Management Transition, NorthStar holds a balance of 1,417,500 founder shares and Chardan Monterey holds a balance of 1,102,500 founder shares.

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

A total of $116,150,000 from the net proceeds of the sale of the units in our initial public offering and the sale of the private placements, including as a result of the full exercise of the underwriters’ over-allotment option, was placed in a trust account established for the benefit of our public stockholders (the “trust account”), with Continental Stock Transfer & Trust Company acting as trustee, and has been invested only in U.S. government treasury bills, notes and bonds with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and which invest solely in U.S. Treasuries. Except for all interest income that may be released to us to pay our tax obligations and for dissolution expenses up to $100,000, as applicable, none of the funds held in the trust account will be released from the trust account until the earlier of: (i) the consummation of our initial business combination by July 5, 2023, or such earlier date, as determined by the board of directors,(as discussed further below) and (ii) a redemption to public stockholders prior to any voluntary winding-up in the event we do not consummate our initial business combination within the applicable period.

Our units began trading on October 1, 2021 on the Nasdaq Global Market (“Nasdaq”) under the symbol “MTRYU.” Commencing on November 22, 2021, the shares of common stock and warrants comprising the units began separate trading on Nasdaq under the symbols “MTRY” and “MTRYW,” respectively. Those units not separated continue to trade on Nasdaq under the symbol “MTRYU.”

Extension

On September 29, 2022, we held a special meeting of stockholders to (i) amend our Amended and Restated Certificate of Incorporation (the “Charter Amendment”), which became effective upon filing on September 29, 2022, and (ii) amend the trust agreement (the “Trust Amendment”) entered into between the Company and Continental Stock Transfer & Trust Company on September 30, 2021, as amended (the “Trust Agreement”), in each case to allow us to extend the date by which we have to consummate a business combination (the “Combination Period”) for an additional three months, from October 5, 2022 to January 5, 2023, by depositing into the trust account $350,000 for the three-month extension, and thereafter to extend the Combination Period up to six (6) times by an additional month each time (or up to July 5, 2023) by depositing into the trust account $120,000 for each additional month extension. Pursuant to the Trust Agreement, on October 4, 2022, the co-sponsors deposited $350,000 into the trust account to extend the Combination Period to January 5, 2023 and, thereafter, deposited an aggregate of $480,000 into the trust account to extend the Combination Period to May 5, 2023.

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

Management Transition and Rebrand

On March 9, 2023, Dr. Satyal tendered his resignation as Chief Executive Officer of the Company and William McKeever tendered his resignation as Chief Financial Officer and director of the Company. Murat Omur was appointed Chief Executive Officer and Sean McGann was appointed Chief Financial Officer of the Company to replace Dr. Satyal and Mr. McKeever, respectively. Also on March 9, 2023, Chris Coleman, Jory Des Jardins and Roderick Hardamon, were appointed as directors. Mr. Hardamon and Mr. Coleman were appointed to the audit committee of the Company, and Mr. Hardamon was also designated as the “audit committee financial expert.” Jonas Grossman was appointed to Executive Chairman. The foregoing board and management changes are collectively referred to as the “Management Transition.”

On March 10, 2023, we filed an amendment to our amended and restated certificate of incorporation with the Secretary of State of Delaware to change our corporate name from “Monterey Bio Acquisition Corporation.” We also expanded our acquisition strategy to include a broader universe of disruptive technology targets, which was further enabled by key additions to the Board and changes to the management team.

We intend to capitalize on the extensive relationships of our board and management team with the goal of identifying and acquiring a disruptive technology business to bring to the public markets.

Our Competitive Advantage - Strong team of Management, Board and Co-Sponsors

Our business target selection process leverages the insights, knowledge and access of our board, co-sponsors, management team and advisors.

We built our management team around the concept of combining individuals with extensive experience, varied backgrounds and skill sets. Murat Omur, our Chief Executive Officer and Sean McGann, our Chief Financial Officer are both senior investment bankers at Chardan, Mr. Omur and Mr. McGann joined Monterey Innovation’s management team with significant special purpose acquisition company ( “SPAC”) and investment banking experience, having been a part of the advisory team for several Chardan sponsored and co-sponsored SPACs.

In addition to our Chief Executive Officer and Chief Financial Officer, we believe that our company has also assembled a board of directors with wide-ranging knowledge and proven business experience. Their capabilities, concomitant with those of our Chief Executive Officer and Chief Financial Officer, create a robust management team that brings technical expertise in disruptive technology, financial knowledge and keen business acumen. As a result, we believe we are positioned to identify robust disruptive technology platforms with superior growth opportunities.

Our board members have long-standing and personal relationships with senior executives, founders and investors across the disruptive technology and financial industries. We believe this extensive network provides significant access to assets and acquisition opportunities. Our board members also have an extensive track record and history of executing mergers and acquisitions, and other transactions. Furthermore, our board members have significant executive management and board level experience on both the public company and private company levels. They bring a breadth of experience in disruptive technology industries, and throughout their respective careers have developed a network of additional resources such as investment banks, investment market participants, entrepreneurs, consultants and legal and accounting firms. We have leveraged, and plan to continue to leverage, these relationships to source further acquisition opportunities. Finally, our board of directors boasts a proven ability to help companies navigate the capital markets, particularly in the marketing and executing of private to public transactions for growth companies.

Our co-sponsor, Chardan Monterey, is affiliated with Chardan Capital Markets, LLC (“Chardan”), an investment firm and a provider of investment banking services, primarily focused on private and public emerging companies in the healthcare industry. Since 2004, Chardan has held a role in over 115 special purpose acquisition company initial public offerings, totaling over $14BN in gross proceeds. Since 2018, Chardan has been a mergers and acquisition advisor to over 30 special purpose acquisition companies, helping them announce and close transactions valued at over an aggregate $15BN. Chardan-advised special purpose acquisition companies have targeted a wide range of industries, including life sciences, healthcare services, technology hardware and software, FinTech, insurance, financial services, education, media and entertainment, industrials, materials, consumer staple, energy, hospitality, leisure, travel and dining sectors. Chardan has advised special purpose acquisition companies targeting both global and regional markets as well as those with more defined areas of focus in emerging and other geographic markets, including in North America. In addition to its active advisory and underwriting business, Chardan’s principals have founded or co-founded 15 special purpose acquisition companies, 12 of which have closed successful business combinations, 1 of which has announced, and 2 of which are seeking acquisitions.

Together, our management team, board, and co-sponsors have significant operational experience in disruptive technology companies and the financial industry. Upon successful completion of our initial business combination, our management team and independent directors may be available, and are willing, to help govern and/or guide continued success of operations. Examples of further contributions may include, but are not limited to, providing counsel on future strategic needs such as acquisitions, financing strategy and general business activities. Following an initial business combination, the team may also offer, as needed, an extensive operating network of relationships to help the business grow and achieve success.

For more details regarding our management team, see Item 10. Directors, Executive Officers and Corporate Governance of this Annual Report.

Strategic Advisors

In addition to the members of our management team, we have established a strategic advisory group for the purpose of assisting our executive officers with sourcing and evaluating business combination opportunities.

Our strategic advisory group currently consists of the following persons:

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

Sanjeev Satyal, Ph.D., previously served as our Chief Executive Officer from April 2021 to March 2023. Following his resignation as our CEO, Dr. Sanjeev joined our strategic advisory group in March 2023. From 2018 to February 2021, Dr. Satyal served as Chief Executive Officer of pH Pharma Co. Inc., a clinical-stage biopharmaceutical company focused on developing innovative healthcare products for unmet clinical and patient needs. From 2015 to February 2021, he has also served as Vice President of Research & Development at pH Pharma. Previously, Dr. Satyal served as Vice President, Biology at StemGuard Therapeutics, a biotech company focused on developing therapies for degenerative diseases. Prior to that he worked as a Director of Research at StemPar Sciences and as a Director of Cancer Biology at OncoMed Pharmaceuticals. Dr. Satyal was a postdoctoral fellow at Genentech. Dr. Satyal is the inventor of over 30 U.S. issued or pending patents, and their foreign counterparts, in various pharmaceutical areas and has also co-authored several scientific publications. Dr. Satyal earned a B.Sc. in Life Sciences at St. Xavier’s College, University of Bombay, an M.Sc. in Biotechnology at the University of Poona and a Ph.D. in Biochemistry at Northwestern University.

We may add additional members to the strategic advisory group from time to time. Unlike our management team, members of our strategic advisory group are not responsible for managing our day-to-day affairs and have no authority to engage in substantive discussions with business combination targets on our behalf. Pursuant to a Strategic Advisor Agreement between us and each member of our strategic advisory group, other than Dr. Satyal, each strategic advisor, other than Dr. Satyal, will receive a cash payment of $50,000 upon, and subject to, consummation of our initial business combination, and will be reimbursed for out-of-pocket expenses incurred by them in connection with our search for an acquisition target and consummation of our initial business combination. In addition, subject to the agreement of the target company in our initial business combination, each strategic advisor, other than Dr. Satyal, will receive a grant of options to purchase up to 20,000 shares of common stock of the combined company, at an exercise price of $11.50 per share, following the initial business combination pursuant to an option agreement to be entered into between us (or the successor entity in our initial business combination) and the strategic advisor.

We believe that the combination of our management team and strategic advisory group is an innovative approach to identifying potential high quality business combination targets and aligns incentives with our stockholders, providing us with distinctive and differentiated capabilities to create stockholder value.

With respect to the foregoing descriptions, the past performance of Chardan and its affiliates, our management team and board of directors and our strategic advisory group is not a guarantee either (i) that we will be able to identify a suitable candidate for our initial business combination or (ii) of success with respect to any business combination we may consummate. Messrs. Grossman, Patel, Des Jardins and Hardamon have had management and/or board experience with blank check companies. None of our other officers or directors has had management experience with blank check companies or SPACs in the past. You should not rely on their respective historical records or the performance of Chardan, its affiliates, our management team or board of directors or our strategic advisory group as indicative of our future performance. Our officers and directors may have, now or in the future, conflicts of interest with other entities to which they owe fiduciary or contractual obligations with respect to initial business combination opportunities, including for Mr. Patel, with respect to Quantum FinTech Acquisition Corporation (the “Affiliated SPACs”).

Acquisition Sourcing and Strategy - Approach and Focus

Our acquisition strategy is to leverage our expertise and network relationships to identify a disruptive technology company that has demonstrated success and is primed to thrive in the public markets for its initial business combination.

Approach – Leverage Team Network

Our business target sourcing and acquisition process leverages the insights, knowledge and access of our board, management team and advisors. We also anticipate that the networking and regular interactions of the board and our management team in the disruptive technology ecosystem, including at financial institutions, investment funds, venture capital firms and consultants, will continue to be a robust resource to identify potential business targets. We have employed a proactive, thematic sourcing strategy and to identify and prioritize business targets or assets where we believe the combination of the relationships, capital, capital markets expertise and operating experience of our co-sponsors and board, will accelerate the target business growth and performance.

With the expertise of the team, in the pursuit of an initial business combination, particular emphasis is placed on identifying superior management teams with novel disruptive technology platforms.

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

Initial Business Combination

On September 29, 2022, our stockholders approved a Charter Amendment and Trust Amendment, in each case to allow us to extend the Combination Period for an additional three months, from October 5, 2022 to January 5, 2023, by depositing into the trust account $350,000 for the three-month extension, and thereafter to extend the Combination Period up to six (6) times by an additional month each time (or up to July 5, 2023) by depositing into the trust account $120,000 for each additional month extension. Pursuant to the Trust Agreement, on October 4, 2022, the co-sponsors deposited $350,000 into the trust account to extend the Combination Period to January 5, 2023 and, thereafter, deposited an aggregate of $480,000 into the trust account to extend the Combination Period to May 5, 2023. Public stockholders will not be offered the opportunity to vote on or redeem their shares in connection with any such extension. Our insiders and their affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination.

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

Chardan is the beneficial owner of founder shares and private warrants by virtue of its ownership of Chardan Monterey and members of our management team may indirectly own such securities. In May 2021, NorthStar transferred an aggregate of 325,000 founder shares to our then Chief Executive Officer, directors and director nominees. On March 8, 2023, the co-sponsors transferred an aggregate of 105,000 founder shares to the newly appointed directors. In addition, our newly appointed Chief Executive Officer and Chief Financial Officer are both senior investment bankers at Chardan. Because of such ownership and interests, Chardan and our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors were to be included by a target business as a condition to any agreement with respect to our initial business combination.

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

Our Website

Our corporate website address is www.MontereyInnovation.com. The information contained on, or accessible through our corporate website or any other website that we may maintain is not incorporated by reference into this Annual Report.

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

We are required to comply with the internal control requirements of the Sarbanes-Oxley Act beginning for the fiscal year ended December 31, 2022. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

ITEM 1A. RISK FACTORS

Summary of Risk Factors

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in this section, alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

●	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and the status of debt and equity markets.
●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by negative impacts on the global economy, capital markets or other geopolitical conditions resulting from the recent invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities.
●	Our proximity to our liquidation date expresses substantial doubt about our ability to continue as a “going concern.”
●	Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means we may consummate our initial business combination even though a majority of our stockholders do not support such a combination.

●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.
●	Management’s flexibility in identifying and selecting a prospective acquisition candidate, along with our management’s financial interest in consummating our initial business combination, may lead management to enter into an acquisition agreement that is not in the best interest of our stockholders.
●	Certain of our officers and directors are affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.
●	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.
●	If we seek stockholder approval of our business combination, our co-sponsors, directors, officers and their affiliates may elect to purchase shares from stockholders, in which case they may influence a vote in favor of a proposed business combination that you do not support.
●	The ability of our public stockholders to exercise their redemption rights may not allow us to effectuate the most desirable business combination or optimize our capital structure.
●	The requirement that we complete our initial business combination by July 5, 2023, or such earlier date, as determined by the board of directors, may give potential target businesses leverage over us in negotiating our initial business combination.
●	If we seek stockholder approval of our business combination, our co-sponsors, directors, officers and their affiliates may elect to purchase shares from stockholders, in which case they may influence a vote in favor of a proposed business combination that you do not support.
●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares, potentially at a loss.
●	Our securities may not continue to be listed on Nasdaq in the future, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
●	You are not entitled to protections normally afforded to investors of many other blank check companies.
●	If the net proceeds of our initial public offering not being held in the trust account are insufficient to allow us to operate until July 5, 2023, or such earlier date, as determined by the board of directors, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from NorthStar, its affiliates or members of our management team to fund our search and to complete our initial business combination.
●	If we are unable to complete our initial business combination, our public stockholders may be forced to wait until July 5, 2023, or such earlier date, as determined by the board of directors, or longer before redemption from our trust account. In addition, our public stockholders may only receive a pro rata portion of the amount then in the trust account (which may be less than $10.10 per share) (whether or not the underwriters’ over-allotment option is exercised in full) on our redemption, and our warrants will expire worthless.

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

In connection with our assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that mandatory liquidation and subsequent dissolution raises substantial doubt about our company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should our company be required to liquidate after July 5, 2023, or such earlier date, as determined by the board of directors. The financial statements do not include any adjustment that might be necessary if our company is unable to continue as a going concern.

As the number of SPACs increases, there is more competition to find attractive targets for an initial business combination. This could increase the cost associated with completing an initial business combination and could even result in our inability to find a suitable target or to consummate an initial business combination.

In recent years, the number of SPACs that have been formed has increased substantially. Many companies have already entered into an initial business combination with SPACs, and there are still many SPACs seeking targets for their initial business combination, as well as many additional SPACs currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

In addition, because there are more SPACs seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, including the recent invasion of Ukraine by Russia and the resulting sanctions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

Recently, the market for directors and officers liability insurance for SPACs has changed. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. There can be no assurance that these trends will not continue. The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

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

If we are required to maintain a minimum net worth or retain a certain amount of cash in trust in order to consummate a proposed business combination, regardless of whether we proceed with redemptions under the tender offer or proxy rules, the probability that we cannot consummate our business combination is increased. If we do not consummate our business combination, you would not receive your pro rata portion of the trust account until we liquidate. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount in our trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with a redemption until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our initial business combination by July 5, 2023, or such earlier date, as determined by the board of directors, may give potential target businesses leverage over us in negotiating our initial business combination.

Any potential target business with which we enter into negotiations concerning our initial business combination will be aware that we must consummate our initial business combination by July 5, 2023, or such earlier date, as determined by the board of directors,. Consequently, such target business may obtain leverage over us in negotiating our initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence, and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to consummate our initial business combination within the required time period, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.10 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our co-sponsors and our officers and directors have agreed that we must consummate our initial business combination by July 5, 2023, or such earlier date, as determined by the board of directors. We may not be able to find a suitable target business and consummate our initial business combination within the required time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, subject to lawfully available funds therefor, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law, in which case our public stockholders may only receive $10.10 per share, or less than such amount in certain circumstances, and our warrants will expire worthless. See “1A. Risk Factor — Risks Relating to Our Search for, Consummation of, or Inability to Consummate, a Business Combination and Post-Business Combination Risks — If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.10 per share” and other risk factors herein.

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

Our public stockholders are entitled to receive funds from the trust account only in the event of a redemption to public stockholders prior to any winding up in the event we do not consummate our initial business combination or our liquidation, if they redeem their shares in connection with an initial business combination that we consummate, or if we seek to amend our Charter to affect the substance or timing of our redemption obligation to redeem all public shares if we cannot complete an initial business combination by July 5, 2023, or such earlier date, as determined by the board of directors. In no other circumstances will a stockholder have any right or interest of any kind to the funds in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your public shares, potentially at a loss.

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

If the net proceeds of our initial public offering not being held in the trust account are insufficient to allow us to operate until July 5, 2023, or such earlier date, as determined by the board of directors, we may be unable to complete our initial business combination.

The funds available to us outside of the trust account may not be sufficient to allow us to operate until July 5, 2023, or such earlier date, as determined by the board of directors, assuming that our initial business combination is not consummated during that time. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we are unable to fund such down payments or “no shop” provisions, our ability to close a contemplated transaction could be impaired. Furthermore, if we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may only receive a pro rata portion of the amount then in the trust account (which may be less than $10.10 per share) on our redemption, and our warrants will expire worthless.

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

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we seek to have all vendors, service providers (excluding our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third-party that has not executed a waiver if management believes that such third-party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to consummate an initial business combination by July 5, 2023, or such earlier date, as determined by the board of directors, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.10 per public share initially held in the trust account, due to claims of such creditors. Pursuant to a letter agreement, our co-sponsors have agreed that they will be liable to us if and to the extent any claims by a third-party (excluding our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.10 per public share and (ii) the actual amount per share held in the trust account as of the date of the liquidation of the trust account if less than $10.10 per share due to reductions in the value of the trust assets, in each case less taxes payable, provided that such liability will not apply to any claims by a third-party who executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third-party, our co-sponsors will not be responsible to the extent of any liability for such third-party claims. However, we have not asked our co-sponsors to reserve for such indemnification obligations, nor have we independently verified whether our co-sponsors have sufficient funds to satisfy their indemnity obligations and we believe that our co-sponsors’ only assets are securities of our company. Therefore, we cannot assure you that our co-sponsors would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties, including, without limitation, claims by vendors and prospective target businesses.

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

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted and, as a result, we may abandon our efforts to consummate a business combination and liquidate.

On March 30, 2022, the SEC issued proposed rules relating to certain activities of SPACs (the “SPAC Rule Proposals”), relating to, among other things, circumstances in which SPACs could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a Current Report on Form 8-K announcing that it has entered into an agreement with a target company for an initial Business Combination no later than 18 months after the effective date of its registration statement for its initial public offering (the “IPO Registration Statement”). The company would then be required to complete its initial Business Combination no later than 24 months after the effective date of the IPO Registration Statement.

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC. It is possible that a claim could be made that we have been operating as an unregistered investment company. This risk may be increased if we continue to hold the funds in the trust account in short-term u.s. government treasury obligations or in money market funds invested exclusively in such securities, rather than instructing the trustee to liquidate the securities in the trust account and hold the funds in the trust account in cash.

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete a business combination and instead to liquidate. If we are required to liquidate, our stockholders would not be able to realize the benefits of owning stock in a successor operating business, including the potential appreciation in the value of our stock and warrants following such a transaction, and our warrants would expire worthless.

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

If we are unable to consummate our initial business combination, our public stockholders may be forced to wait until July 5, 2023, or such earlier date, as determined by the board of directors, or longer before redemption from our trust account.

If we are unable to consummate our initial business combination by July 5, 2023, or such earlier date, as determined by the board of directors, we will, as promptly as reasonably possible but not more than five business days thereafter (subject to our Charter and applicable law), distribute the aggregate amount then on deposit in the trust account (net of taxes payable), pro rata to our public stockholders by way of redemption and cease all operations except for the purposes of winding up of our affairs by way of a voluntary liquidation, as further described herein. Any redemption of public stockholders from the trust account shall be effected as required by our Charter prior to our commencing any voluntary liquidation. Except as otherwise described herein, we have no obligation to return funds to investors prior to the date of any redemption required as a result of our failure to consummate our initial business combination within the period described above or our liquidation, unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their shares of common stock. Only upon any such redemption of public shares as we are required to effect or any liquidation will public stockholders be entitled to distributions if we are unable to complete our initial business combination.

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

We may pursue acquisition opportunities in any geographic region. While we may pursue an acquisition opportunity in any business industry or sector, we initially focused our efforts on a biotech company that has demonstrated success and is primed to thrive in the rapidly evolving biotech industry for our initial business combination. In connection with our Management Transition and rebrand, we expanded our acquisition strategy to include a broader universe of disruptive technology targets. Except for the limitations that a target business have a fair market value of at least 80% of the value of the trust account (excluding any deferred underwriters’ fees and taxes payable on the income earned on the trust account) and that we are not permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations, we have flexibility in identifying and selecting a prospective acquisition candidate. Accordingly, there is no basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately acquire. To the extent we consummate our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not properly ascertain or assess all of the significant risk factors, or we may not have adequate time to complete due diligence with respect to the target business and its industry. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. In addition, investors will be relying on the business judgment of our board of directors, which will have significant discretion in choosing the standard used to establish the fair market value of a particular target business. An investment in our securities may not ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in an acquisition target.

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

If the net proceeds of our initial public offering prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. Financing may not be available on acceptable terms, if at all. The current geopolitical and economic environment, including the effects of the COVID-19 pandemic, has made it especially difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to consummate our initial business combination, we would be compelled to either restructure the transaction or abandon that particular initial business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public stockholders may only receive $10.10 per share or even less on our redemption, and the warrants will expire worthless. In addition, even if we do not need additional financing to consummate our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination.

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

Unlike other blank check companies, we may extend the time to complete a business combination without a stockholder vote or your ability to redeem your shares.

On September 29, 2022, our stockholders approved a Charter Amendment and Trust Amendment, in each case to allow us to extend the Combination Period for an additional three months, from October 5, 2022 to January 5, 2023, by depositing into the trust account $350,000 for the three-month extension, and thereafter to extend the Combination Period up to six (6) times by an additional month each time (or up to July 5, 2023) by depositing into the trust account $120,000 for each additional month extension. Pursuant to the Trust Agreement, on October 4, 2022, the co-sponsors deposited $350,000 into the trust account to extend the Combination Period to January 5, 2023 and, thereafter, deposited an aggregate of $480,000 into the trust account to extend the Combination Period to May 5, 2023.

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

Following the completion of our initial public offering we have engaged, and until we consummate our business combination we intend to engage, in the business of identifying and combining with one or more businesses. Certain of our officers and directors are affiliated with entities that are engaged in a similar business, including Affiliated SPACs. In particular, Mr. Patel is a director of Quantum FinTech Acquisition Corporation, which Affiliated SPAC is a blank check company incorporated for the purpose of effecting its own initial business combination. Mr. Patel owes fiduciary duties or contractual obligations to such Affiliated SPAC.

Certain of our officers and directors presently have, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities, including an Affiliated SPAC. Our officers and directors may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary duties, including an Affiliated SPAC. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to other entities prior to its presentation to us, subject to our directors’ and officers’ fiduciary duties under the Delaware General Corporation Law. Our Charter provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

In addition, Mr. Grossman, our Executive Chairman, is affiliated with Chardan, which was also the underwriter in our initial public offering. Mr. Grossman owes a pre-existing fiduciary duty to Chardan, meaning that he may present opportunities to Chardan prior to presenting them to us, if, for example, a potential target company is open to either raising funds in an offering or engaging in a transaction with a blank check company. This may limit the number of potential targets Mr. Grossman presents to us for purposes of completing a business combination. Any conflict of interest may not be resolved in our favor, and potential target businesses may be presented to another entity prior to their presentation to us.

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

On September 18, 2020, Chardan Monterey purchased 5,000,000 shares of common stock from us for $25,000, or $0.005 per share. On May 20, 2021, Chardan Monterey transferred 687,500 founder shares back to us for no consideration, which shares were cancelled. On May 21, 2021, Chardan Monterey transferred 3,315,625 founder shares to NorthStar at a price of $0.006 per share. On May 21, 2021, NorthStar transferred 150,000 founder shares to Dr. Satyal, our former Chief Executive Officer, and transferred 35,000 founder shares to each of our directors and director nominees at a price of $0.006 per share. On September 1, 2021, NorthStar transferred 1,078,125 founder shares back to us and Chardan Monterey transferred 359,375 founder shares back to us, in each case for no consideration, which shares were cancelled. As a result, following the initial public offering, NorthStar held a balance of 1,912,500 founder shares and Chardan Monterey held a balance of 637,500 founder shares. In connection with the Management Transition, on March 9, 2023, NorthStar transferred 478,125 founder shares to Chardan Monterey and 30,625 founder shares to each of our newly appointed directors, in each case, at a price of $0.006 per share. In addition, our former Chief Executive Officer transferred 75,000 founder shares back to NorthStar. On March 9, 2023, Chardan Monterey transferred 4,375 founder shares to each of our newly appointed directors, in each case, at a price of $0.006 per share. As a result, following the Management Transition, NorthStar holds a balance of 1,417,500 founder shares and Chardan Monterey holds a balance of 1,102,500 founder shares. The founder shares will be worthless if we do not consummate an initial business combination. In addition, NorthStar purchase from us 4,087,500 private warrants and Chardan Monterey purchased from us 1,362,500 private warrants, in each case, at a price of $1.00 per warrant, for an aggregate purchase price of $5,450,000 in a private placement that closed simultaneously with the closing of our initial public offering. The founder shares and private warrants will be worthless if we do not consummate an initial business combination.

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

During the course of their careers, members of our management team and board of directors have had significant experience as founders, board members, officers or executives of other companies. As a result of their involvement and positions in these companies, certain of those persons, are now, or may in the future become, involved in litigation, investigations or other proceedings relating to the business affairs of such companies or transactions entered into by such companies. Any such litigation, investigations or other proceedings may divert the attention and resources of the members of both our management team and our board of directors away from identifying and selecting a target business or businesses for our initial business combination and may negatively affect our reputation, which may impede our ability to complete an initial business combination.

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

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our Charter provides that a public stockholder, individually or together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 20% of the shares sold in our initial public offering. Your inability to redeem more than an aggregate of 20% of the shares sold in our initial public offering will reduce your influence over our ability to consummate our initial business combination and you could suffer a material loss on your investment in us if you sell such excess shares in open market transactions. As a result, you will continue to hold that number of shares exceeding 20% and, in order to dispose of such shares, you would be required to sell your shares in open market transaction, potentially at a loss.

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

We will require public stockholders who wish to redeem their shares of common stock in connection with a proposed business combination or amendment to our Charter to effect the substance or timing of their redemption obligation, if we fail to timely complete a business combination to comply with specific requirements for redemption that may make it more difficult for them to exercise their redemption rights prior to the deadline for exercising their rights.

We will require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the expiration date set forth in the tender offer documents mailed to such holders, or in the event we distribute proxy materials, up to two business days prior to the vote on the proposal to approve the business combination or amendment to our Charter to affect the substance or timing of our redemption obligation to redeem all public shares if we cannot complete an initial business combination, or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC System, at the holder’s option. In order to obtain a physical stock certificate, a stockholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that stockholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical stock certificate. While we have been advised that it takes a short time to deliver shares through the DWAC System, this may not be the case. Under Delaware law, we are required to provide at least ten days’ advance notice of any stockholder meeting, which would be the minimum amount of time a stockholder would have to determine whether to exercise redemption rights. Accordingly, if it takes longer than we anticipate for stockholders to deliver their shares, stockholders who wish to redeem may be unable to meet the deadline for exercising their redemption rights and thus may be unable to redeem their shares.

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

Our Charter contains provisions that prohibit our engaging in business combinations with interested stockholders in certain circumstances.

We have opted out of Section 203 of the Delaware General Corporate Law (the “DGCL”). However, our Charter contains similar provisions providing that we may not engage in certain “business combinations” with any “interested stockholder” for a three-year period following the time that the stockholder became an interested stockholder, unless

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

Our Charter provides that our co-sponsors, and their respective affiliates, any of their respective direct or indirect transferees of at least 20% of our outstanding common stock and any group as to which such persons are party to, do not constitute “interested stockholders” for purposes of this provision.

Our initial stockholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our initial stockholders, including our co-sponsors (and/or their designees) collectively own 20% of our issued and outstanding shares of common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our Charter. If our initial stockholders, including our co-sponsors (and/or their designees) purchase any additional shares of common stock in the market or in privately negotiated transactions, this would increase their control.

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

We offered our units at an offering price of $10.00 per unit, implying an initial value of $10.10 per public share. However, prior to our initial public offering, our co-sponsors paid a nominal aggregate purchase price of $25,000 for the founder shares, or approximately $0.006 per share, in the case of NorthStar, and $0.005 per share, in the case of Chardan Monterey. The amount held in the trust account was $21,029,708 as of December 31, 2022. The value of your public shares may be significantly diluted upon the consummation of our initial business combination, when the founder shares are converted into public shares. For example, the following table shows the dilutive effect of the founder shares on the implied value of the public shares upon the consummation of our initial business combination. The following table (i) assumes that (a) our valuation is $21,029,708 (which is the amount held in the trust account as of December 31, 2022), (b) no additional interest is earned on the funds held in the trust account, (c) no public shares are redeemed in connection with our initial business combination and (d) all founder shares are held by our initial stockholders upon completion of our initial business combination, and (ii) does not take into account other potential impacts on our valuation at the time of our initial business combination such as (a) the value of the public warrants and private warrants, (b) the trading price of our shares of common stock, (c) business combination transaction costs (including a Marketing Fee of $4,025,000), (d) any equity issued or cash paid to the target’s sellers, (e) any equity issued to other third party investors or (f) the target’s business itself, including its assets, liabilities, management and prospects.

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

Our Charter designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with our company or our company’s directors, officers or other employees.

Our Charter provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for any (1) derivative action or proceeding brought on behalf of our company, (2) action asserting a claim of breach of a fiduciary duty owed by any director, officer, employee or agent of our company to our company or our stockholders, or any claim for aiding and abetting any such alleged breach, (3) action asserting a claim against our company or any director or officer of our company arising pursuant to any provision of the DGCL or our Charter or our bylaws, or (4) action asserting a claim against us or any director or officer of our company governed by the internal affairs doctrine except for, as to each of (1) through (4) above, any claim (a) as to which the Court of Chancery determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (b) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, or (c) arising under the federal securities laws, including the Securities Act, as to which the Court of Chancery and the federal district court for the District of Delaware shall concurrently be the sole and exclusive forums. Notwithstanding the foregoing, the inclusion of such provision in our Charter is not be deemed to be a waiver by our stockholders of our obligation to comply with federal securities laws, rules and regulations, and the provisions of this paragraph in our Charter will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America shall be the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any shares of our capital stock shall be deemed to have notice of and to have consented to the forum provisions in our Charter. If any action the subject matter of which is within the scope the forum provisions is filed in a court other than a court located within the State of Delaware (a “foreign action”) in the name of any stockholder, such stockholder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located within the State of Delaware in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such stockholder in any such enforcement action by service upon such stockholder’s counsel in the foreign action as agent for such stockholder.

This choice-of-forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company or its directors, officers or other employees, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our Charter inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

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

Neither NorthStar nor Chardan is controlled by or has substantial ties with a non-U.S. person. Mr. Omur, who is the Company’s Chief Executive Officer, is a U.S. citizen. We do not expect the Company to be considered a “foreign person” under the regulations administered by CFIUS. However, if our initial business combination with a U.S. business is subject to CFIUS review, the scope of which was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”), to include certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business, FIRRMA, and subsequent implementing regulations that are now in force, also subjects certain categories of investments to mandatory filings. If our potential initial business combination with a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company without first obtaining CFIUS clearance, which may limit the attractiveness of or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other SPACs which do not have similar foreign ownership issues.

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

Holders of Record

On April 13, 2023, there were approximately 1 holder of record of our units, 9 holders of record of our common stock and 3 holders of record of our warrants. Such numbers do not include beneficial owners holding our securities through nominee names.

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

ITEM 6. [RESERVED]

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

Extension

On September 29, 2022, our stockholders approved a Charter Amendment and Trust Amendment, in each case to allow us to extend the Combination Period for an additional three months, from October 5, 2022 to January 5, 2023, by depositing into the trust account $350,000 for the three-month extension, and thereafter to extend the Combination Period up to six (6) times by an additional month each time (or up to July 5, 2023) by depositing into the trust account $120,000 for each additional month extension. Pursuant to the Trust Agreement, on October 4, 2022, the co-sponsors deposited $350,000 into the trust account to extend the Combination Period to January 5, 2023 and, thereafter, deposited an aggregate of $480,000 into the trust account to extend the Combination Period to May 5, 2023, the current mandatory liquidation date.

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

Results of Operations

Our only activities from July 23, 2020 (inception) through December 31, 2022 were organizational activities, those necessary to consummate the initial public offering, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had net loss of $1,273,875, which consisted of operating costs of $2,039,004 and provision for income taxes of $115,963, partially offset by interest income on marketable securities held in the trust account of $881,092.

For the year ended December 31, 2021, we had net loss of $583,227, which consisted of operating costs of $522,882, change in fair value loss of over-allotment option liability of $62,716, partially offset by interest income on marketable securities held in the trust account of $2,371.

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

For the year ended December 31, 2022, cash used in operating activities was $1,004,040. Net loss of $1,273,875 was affected by interest earned on marketable securities held in the trust account of $881,092. Changes in operating assets and liabilities provided $1,150,927 of cash for operating activities.

For the year ended December 31, 2021, cash used in operating activities was $939,686. Net loss of $583,227 was affected by the change in fair value loss of the of the over-allotment of $62,716 and interest earned on marketable securities held in the trust account of $2,371. Changes in operating assets and liabilities used $416,804 of cash for operating activities.

As of December 31, 2022, we had marketable securities held in the trust account of $21,029,708 (including approximately $883,463 of interest income) consisting of securities held in a money market fund that invests in U.S Treasury securities with a maturity of 185 days or less. Interest income on the balance in the trust account may be used by us to pay taxes. Through December 31, 2022, we had withdrawn $299,338 from interest earned on the trust account to pay our taxes. As discussed above, approximately $96.1 million was removed from the trust account on October 3, 2022 to pay redeeming stockholders, leaving approximately $20.5 million in the trust account. On October 4, 2022, NorthStar deposited $350,000 into the trust account in connection with the extension of the Combination Period to January 5, 2023.

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

As of December 31, 2022, we had cash of $145,812. We intend to use the funds held outside the trust account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

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

In March 2022, NorthStar committed to provide us up to $500,000 in working capital loans as described in Note 5. On October 7, 2022, the co-sponsors issued unsecured promissory notes to evidence Working Capital Loans for an aggregate principal balance of $700,000 (See Note 5). As of December 31, 2022, an aggregate principal balance of $700,000 has been advanced to the Company under the Working Capital Loans. We may raise additional capital through loans or additional investments from our co-sponsors, officers, directors, or their affiliates.

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Codification Subtopic 205-40, “Presentation of Financial Statements – Going Concern,” we have until May 5, 2023 (as extended) to consummate a business combination. We have the option to extend the date for mandatory liquidation if our insiders or their affiliates deposit into the trust account $120,000 for each month extension up to July 5, 2023. We intend to complete a business combination before the mandatory liquidation date or its extended liquidation date, if applicable. It is uncertain that we will be able to consummate a business combination by this time. If a business combination is not consummated by this date and an extension not requested by our insiders or their affiliates, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a business combination not occur and an extension is not requested by our insiders or their affiliates, and potential subsequent dissolution, raise substantial doubts about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after July 5, 2023 (as may be extended).

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities, other than an agreement to pay to one of our co-sponsors a monthly fee of $10,000 for general and administrative services, including office space, utilities and secretarial support and a consulting agreement to pay a consultant up successful completion of a business combination. However, pursuant to the terms of such agreement, we may delay payment of such monthly fee upon a determination by our audit committee that we lack sufficient funds held outside the trust to pay actual or anticipated expenses in connection with our initial business combination. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of our initial business combination. We began incurring these fees on September 30, 2021 and will continue to incur these fees monthly until the earlier of the completion of our initial business combination and our liquidation. We entered into a consulting agreement, dated as of September 14, 2021, as amended, with a consultant to assist us in facilitating a business combination with one or more targets, subject to certain conditions. The consultant will receive a success fee of (i) $100,000 or (ii) in the event our successful business combination is consummated with an entity or target first introduced to us by the consultant, $150,000, in either case, subject to, and payable upon, our successful consummation of an initial business combination, provided that the consulting agreement is not terminated prior to such date. Additionally, we will reimburse the consultant for any out-of-pocket expenses and pre-approved travel-related expenses incurred in connection with the provision of services under the consulting agreement.

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

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Annual Report and is included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2022, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Controls Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2022. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our system of internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of our company are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022 based upon criteria in Internal Control – Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, management determined that our internal control over financial reporting was effective as of December 31, 2022.

This Annual Report does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

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

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our current directors and executive officers are listed below.

O
Name	Age	Position
Murat Omur	45	Chief Executive Officer
Sean McGann	37	Chief Financial Officer
Jonas Grossman	49	Executive Chairman
Chris Coleman	52	Director
Jory Des Jardins	50	Director
Roderick Hardamon	46	Director
Frances K. Heller	56	Director
James R. Neal	67	Director
Sandip I. Patel	56	Director

Murat Omur has served as our Chief Executive Officer since March 2023. Mr. Omur has 15 years of investment banking experience in the healthcare mergers and acquisitions space Mr. Omur serves as Managing Director of Healthcare Investment Banking and Principal Investments at Chardan Capital Markets, since June 2019. Prior to joining Chardan, Mr. Omur was an Executive Director in Healthcare Investment Banking at Nomura Securities from October 2015 to April 2019. Prior to Nomura, he was a Director at Perella Weinberg Partners, focusing on mergers and acquisitions, including healthcare. Before joining Perella Weinberg, Mr. Omur worked in the mergers and acquisitions group of Merrill Lynch. Mr. Omur holds a Bachelor of Arts degree in International Relations and Sociology from Boğaziçi University, a Master of Arts in International Relations from Johns Hopkins University, and a Masters of Business Administration in Finance from Columbia Business School.

Sean McGann has served as our Chief Financial Officer since March 2023. Mr. McGann has over 15 years of investment banking and strategy experience. Mr. McGann is a Managing Director in the Principal Investments Group for Chardan Capital Markets, a position he has held since November 2020. Previously, Mr. McGann was at Citigroup from June 2013 to November 2020 where he was the Director of Product Strategy for the Corporate and Investment Bank and served as an Investment Banker covering clients in the Financial Technology and Asset Management sectors. He has also acted as an advisor to several special purpose acquisition companies, including Chardan NexTech Acquisition 2 Corp., CleanTech Acquisition Corp. and Ventoux CCM Corp. Mr. McGann holds a Masters of Business Administration in Finance from Georgetown University and a Bachelor of Science in Accounting from Boston College.

Chris Coleman has served as a member of our board of directors since March 2023. Mr. Coleman serves as the President of Liberty United DAO LLC, a blockchain company and has, since April 2020, served as a Principal and Founder for Dominus Group, LLC, an acquisition and due diligence consulting firm. Previously, Mr. Coleman served as the Chief Executive Officer of CMNS Systems LLC, a management consulting firm, from November 2020 until April 2022. Before that, he served as the Chief Executive Officer for LookingGlass Cyber Solutions, Inc., a commercial cyber security company, between 2013 and 2020.

Jory Des Jardins has served as a member of our board of directors since March 2023. Ms. Des Jardins has nearly 20 years of experience in corporate management, focusing in the tech and digital marketing space. Ms. Des Jardins serves as Fractional Executive and Advisor for Candor Partners, a startup advisory company, since February 2016, and served as a member of the board of directors of Dragonfly Energy Holdings Corp (formerly, Chardan NexTech Acquisition 2 Corp.) from August 2021 until October 2022. Previously, she served as Chief Marketing Officer for Countable, a digital community SaaS company, as well as Fractional Chief Marketing Officer for AboveBoard, an executive recruiting platform and Chief Marketing Officer for The @ Company, a privacy protocol company. From July 2019 to May 2020, Ms. Des Jardins served as Head of Global Startup Marketing for AWS, a cloud services company, and from June 2018 to July 2019, she served as Global Head of Community for ConsenSys, a Web3 Incubator. From June 2017 to June 2018, she was a Consumer Digital Partner for Tribal Ventures, and she served as SVP of Global Strategic Alliances for SheKnows Media between 2014 and 2016. She also served as the President of BlogHer, a media marketing platform she founded in March 2005 until November 2014. Ms. Des Jardins holds a Bachelor of Arts degree in English Literature from the University of Illinois, Urbana-Champaign.

Roderick Hardamon has served as a member of our board of directors since March 2023. Mr. Hardamon has served as the Chief Executive Officer and Chief Strategist of URGE Imprint LLC, an integrated boutique management consulting firm since 2016, and as Chief Executive Officer of URGE Development Group LLC, a real estate development company since 2017. From August 2021 until October 2022, Mr. Hardamon served on the board of directors and on the audit committee for Dragonfly Energy Holdings Corp. (formerly, Chardan NexTech Acquisition 2 Corp.). Previously, he served as the North America Head & Global Head of Strategy for Citi Alternative Investment Services, and as Global Co-Head of Mergers and Acquisition (M&A) for Citi Markets & Banking. Mr. Hardamon has also served on the board of directors for the Boys and Girls Club of Southeastern Michigan and the Metro Detroit Black Business Alliance since 2020 and 2022, respectively. Mr. Hardamon earned a Bachelor of Arts degree in Philosophy and a Bachelor of Science degree in Accounting from Morehouse College.

Jonas Grossman has served as a member of our board of directors since July 2020 and as our Executive Chairman since March 2023. Mr. Grossman has served as Managing Partner and Head of Capital Markets for Chardan since December 2003, and has additionally served as President of Chardan since September 2015. With nearly two decades of transactional and special purpose acquisition company expertise, Mr. Grossman has led or managed more than 500 transactions, including providing underwriting and business combination advisory services to more than 100 special purpose acquisition companies across a variety of industries. Mr. Grossman has been a founder and/or a member of the board of seven special purpose acquisition companies, of which on three he also has served as Chief Executive Officer and President. Mr. Grossman served as the President and Chief Executive Officer of Chardan Healthcare Acquisition 2 Corp from April 2020 until its merger with Renovacor, Inc in September 2021; he served as a board member of Renovacor, Inc until it was acquired by Rocket Pharmaceuticals, Inc (NASDAQ: RCKT) in November 2022. He also served as President and Chief Executive Officer of Chardan Healthcare Acquisition Corp. from March 2018 until its merger in October 2019 with BiomX Ltd. (NYSE: PHGE). He served as a board member on BiomX until January 2023. Mr. Grossman served as the President and Chief Executive Officer of Chardan NexTech Acquisition 2 Corp. from August 2021 until its merger with Dragonfly Energy (NASDAQ: DFLI) in October 2022. Mr. Grossman was a founder and director of LifeSci Acquisition Corp. from March 2020 until the close of its business combination with Vincera Pharma, Inc. (NASDAQ: VINC) in December 2020. He has served as a director to Ventoux CCM Acquisition Corp. from December 2020 until its merger with Presto Automation (NASDAQ: PRST) in September 2022 and CleanTech Acquisition Corp. from July 2021 until its merger with Nauticus Robotics (NASDAQ: KITT) in September 2022. Previously, from 2001 to 2003, Mr. Grossman worked at Ramius Capital Group, LLC, a global multi-strategy hedge fund where he served as Vice President and Head Trader. Mr. Grossman holds a B.A. in Economics from Cornell University and an M.B.A. from New York University’s Stern School of Business. He has served on the board of directors for UNICEF since December 2016.

Frances K. Heller has served as a member of our board of directors since September 2021. For more than 25 years, Ms. Heller has been an executive and director in the pharmaceutical and biotech industries with expertise in business development, strategic transactions, and legal affairs. In this sector, Ms. Heller was most recently Senior Vice President of Business Development at Bristol-Myers Squibb and a Trustee of the Bristol-Myers Squibb Foundation, from 2012 to 2014. In 2015, Ms. Heller founded Good2Go, Inc., an IoT technology company, for which she currently serves as Chair and Chief Executive Officer. Most recently, Ms. Heller was a member of the board of directors of Affinivax, a private early-stage vaccine company, sold to Glaxo Smith Kline (NYSE: GSK ) in 2022. She is the Co-Chair of Lava Maex, a non-profit clean water/mobile hygiene organization and is also on the board of advisers at Tulane University. She previously served as a board member of Zafgen, Inc. (Nasdaq: ZFGN) (currently Larimar Therapeutics, Inc.) from 2014 to 2017. She also previously served as Trustee of the Dana Farber Cancer Institute. Ms. Heller is a member of the California State Bar and is licensed by the U.S. Patent and Trademark Office. Ms. Heller holds a B.S. in Biology from Tulane University, an M.A. in Biology from American University and a J.D. degree from Golden Gate University.

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

Sandip I. Patel, Esq., has served as a member of our board of directors since April 2021. Mr. Patel has been an attorney and corporate business consultant at Sandip I. Patel, P.A., a law firm founded by Mr. Patel in 2000. Since 2017, Mr. Patel has also served as Chief Legal Counsel of Channel Investments, LLC, a medical device company. Mr. Patel has been involved in the formation, acquisition, development, growth, and liquidity events related to companies in the healthcare, insurance and financial services fields. Mr. Patel currently holds public and private investments in a wide range of industries with a focus on medical devices, biotechnology, healthcare services and related technologies, as well as FinTech and related services. Mr. Patel is also a co-founding shareholder of AtlasBanc, and was a co-founding shareholder, and board member of Anderen Bank. He served on the board of directors for Avatar Property and Casualty Insurancbe Company, a Florida-based homeowners insurance company. Mr. Patel was the Founder, President and Chief Executive Officer of the Orion group of companies, a full-service real estate development company. Previously, Mr. Patel served as Head of the New Business Development and M&A team to national health insurance companies. Mr. Patel oversaw all legal, regulatory and governmental affairs on behalf of WellCare, while serving as the General Counsel and a partner in the company. Since February 2021, Mr. Patel has served as a director of Quantum FinTech Acquisition Corporation, a SPAC (NYSE: QFTA). Mr. Patel holds a J.D. degree from the Stetson University College of Law and a B.B.A. in Finance from the University of Georgia. We believe Mr. Patel is well qualified to serve as a director due to his substantial experience with public and private investments in a wide range of industries, including the financial services and technology industries, as well as his experience serving on the boards of financial services, insurance and other companies.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee, both of which are composed solely of independent directors. Each committee operates under a charter that has been approved by our board of directors and has the composition and responsibilities described below. The charter of each committee is available to view at our website, www.montereyinnovation.com, under the Investor Relations section.

Audit Committee

The members of our audit committee are Messrs. Neal, Coleman and Hardamon. Mr. Neal serves as chairman of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that Mr. Hardamon qualifies as an “audit committee financial expert” as defined in applicable SEC rules. Each of Messrs. Neal, Coleman and Hardamon meets the independent director standard under Nasdaq’s listing standards.

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

Director Nominations

We do not have a standing nominating committee. In accordance with Nasdaq Rule 5605(e)(2), a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who shall participate in the consideration and recommendation of director nominees are Messrs. Coleman, Hardamon, Neal and Patel, and Mses. Des Jardins and Heller. In accordance with Rule 5605(e)(1)(A) of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place. The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to the board of directors should follow the procedures set forth in our Charter.

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

Copies of our Code of Ethics, our Audit Committee Charter and our Compensation Committee are available on our corporate website at www.montereyinnovation.com, under the Investor Relations section. The information contained on or accessible through our corporate website or any other website that we may maintain is not incorporated by reference into this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION

No executive officer has received any cash compensation for services rendered to us. NorthStar granted to Dr. Satyal, our former Chief Executive Officer, 150,000 founder shares as consideration for services to be provided by Dr. Satyal related to our search for and completion of an initial business combination. Such shares were to vest in three equal annual instalments as follows: (i) 50,000 founder shares on the closing date of a business combination, (ii) 50,000 founder shares on the first anniversary of the closing date of a business combination and (iii) 50,000 founder shares on the second anniversary of the closing date of a business combination, subject to the additional terms and conditions of an assignment agreement between NorthStar and Dr. Satyal. In connection with the Management Transition, Dr. Satyal transferred 75,000 founder shares back to NorthStar and retained 75,000 founder shares, which vested on March 9, 2023. Following his resignation, Dr. Satyal continues to serve as an advisor to the Company.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of April 12, 2023 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock by:

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

		Approximate
		Percentage
		of
		Outstanding
	Number of Shares	Shares of
	Beneficially	Common
Name and Address of Beneficial Owner(1)	Owned	Stock
NorthStar Bio Ventures, LLC(2)	1,417,500	29.0%
Chardan Monterey Investments LLC(3)	1,102,500	22.5%
Murat Omur	—	—
Sean McGann	—	—
Sandip I. Patel(2)(4)	1,452,500	29.7%
Jonas Grossman(3)(4)	1,137,500	23.2%
Chris Coleman	35,000	*
Jory Des Jardins	35,000	*
Roderick Hardamon	35,000	*
Frances K. Heller	35,000	*
James R. Neal	35,000	*
All executive officers and directors as a group (9 individuals)	2,765,000	56.5%
MMCAP International Inc. SPC(5)	475,000	9.71%
Periscope Capital Inc..(6)	437,600	8.94%
*	Less than 1%.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Monterey Innovation Acquisition Corp., 17 State Street, 21st Floor, New York, NY 10004.
(2)	The shares reported above are held in the name of NorthStar. Mr. Patel is a manager and controlling shareholder of NorthStar. Accordingly, Mr. Patel has voting and dispositive power over the founder shares held by NorthStar and may be deemed to beneficially own such founder shares.
(3)	The shares reported above are held in the name of Chardan Monterey. Chardan Monterey is an affiliate of Chardan, the representative of the underwriters in our initial public offering. Mr. Grossman is the managing member of Chardan Monterey. Accordingly, Mr. Grossman has voting and dispositive power over the founder shares held by Chardan Monterey and may be deemed to beneficially own such founder shares.
(4)	Includes 35,000 founder shares that were transferred to each of Mr. Grossman and Mr. Patel by NorthStar.
(5)	According to a Schedule 13G/A filed with the SEC on February 14, 2023 by MMCAP International Inc. SPC, and MM Asset Management Inc.. MMCAP International Inc. SPC and MM Asset Management Inc. share voting and investment power over all the reported shares. The address for each of MMCAP International Inc. SPC and MM Asset Management Inc. is 94 Solaris Avenue, Camana Bay, P.O. Box 1348, Grand Cayman, KY1-1108, Cayman Islands and 161 Bay Street, TD Canada Trust Tower Suite 2240, Toronto, ON M5J 2S1 Canada, respectively, is 405 Lexington Avenue, 58th Floor, New York, New York 10174.
(6)	According to a Schedule 13G filed with the SEC on February 13, 2023 by Periscope Capital Inc. (“Periscope”). Periscope beneficially owns 285,100 shares of Common Stock and acts as investment manager of, and exercises investment discretion with respect to, certain private investment funds that collectively directly own 152,500 shares of Common Stock. The address for Karpus is 333 Bay Street, Suite 1240, Toronto, Ontario, Canada M5H 2R2.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

On September 18, 2020, Chardan Monterey purchased 5,000,000 shares of common stock from us for $25,000, or $0.005 per share. On May 20, 2021, Chardan Monterey transferred 687,500 founder shares back to us for no consideration, which shares were cancelled. On May 21, 2021, Chardan Monterey transferred 3,315,625 founder shares to NorthStar at a price of $0.006 per share. On May 21, 2021, NorthStar transferred 150,000 founder shares to Dr. Satyal, our former Chief Executive Officer, and transferred 35,000 founder shares to each of our directors and director nominees at a price of $0.006 per share. On September 1, 2021, NorthStar transferred 1,078,125 founder shares back to us and Chardan Monterey transferred 359,375 founder shares back to us, in each case for no consideration, which shares were cancelled. As a result, following our initial public offering, NorthStar held a balance of 1,912,500 founder shares and Chardan Monterey holds a balance of 637,500 founder shares.

In connection with the Management Transition, on March 9, 2023, NorthStar transferred 478,125 founder shares to Chardan Monterey and 30,625 founder shares to each of our newly appointed directors, in each case, at a price of $0.006 per share. In addition, our former Chief Executive Officer transferred 75,000 founder shares back to NorthStar. On March 9, 2023, Chardan Monterey transferred 4,375 founder shares to each of our newly appointed directors, in each case, at a price of $0.006 per share. As a result, following the Management Transition, NorthStar holds a balance of 1,417,500 founder shares and Chardan Monterey holds a balance of 1,102,500 founder shares.

Simultaneous with the closing of our initial public offering, NorthStar purchased from us 4,087,500 private warrants and Chardan Monterey has purchased from us 1,362,500 private warrants, in each case, at a price of $1.00 per warrant, for an aggregate purchase price of $5,450,000. Each private warrant is exercisable for one (1) share of common stock at an exercise price of $11.50 per share.

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

On September 29, 2022, our stockholders approved a Charter Amendment and Trust Amendment, in each case to allow us to extend the Combination Period for an additional three months, from October 5, 2022 to January 5, 2023, by depositing into the trust account $350,000 for the three-month extension, and thereafter to extend the Combination Period up to six (6) times by an additional month each time (or up to July 5, 2023) by depositing into the trust account $120,000 for each additional month extension. Pursuant to the Trust Agreement, on October 4, 2022, the co-sponsors deposited $350,000 into the trust account to extend the Combination Period to January 5, 2023 and, thereafter, deposited an aggregate of $480,000 into the trust account to extend the Combination Period to May 5, 2023.

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

Commencing on September 30, 2021 through the completion of our initial business combination with a target business, we pay to NorthStar a fee of $10,000 per month for providing us with office space and certain office and secretarial services. However, pursuant to the terms of such agreement, we may delay payment of such monthly fee upon a determination by our audit committee that we lack sufficient funds held outside the trust to pay actual or anticipated expenses in connection with our initial business combination. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of our initial business combination. In connection with the Management Transition, on March 9, 2023, we and each of the co-sponsors entered into an Assignment and Assumption of Administrative Services Agreement (the “Assignment”), pursuant to which NorthStar assigned certain of its right, title and interest under the Administrative Services Agreement to Chardan Monterey.

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

We also paid to Chardan an underwriting discount of $0.20 per unit purchased by it in our initial offering. We have also engaged Chardan as an advisor in connection with our business combination, pursuant to a Business Combination Marketing Agreement. We paid Chardan the Marketing Fee for such services upon the consummation of our initial business combination in an amount equal to, in the aggregate, 3.5% of the gross proceeds of our initial public offering, including the proceeds from the exercise of the underwriters’ over-allotment option.

On October 7, 2022, we issued promissory notes to each of the co-sponsors pursuant to which we may borrow up to the principal amount of $525,000 and $175,000, respectively (the “Notes”). As of December 31, 2022, we had a balance of $700,000 outstanding under such promissory note. The terms of the Notes are identical other than the principal amounts. The Notes are non-interest bearing, unsecured and each principal balance is payable upon consummation of our initial business combination. At each co-sponsor’s discretion, the promissory note may be converted into warrants of the post-business combination entity at a price of $1.00 per warrant. The warrants would be identical to the private placement warrants.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2022 and 2021 totaled approximately $98,000 and $133,000, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the years ended December 31, 2022 and 2021.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the years ended December 31, 2022 and 2021.

All Other Fees. We did not pay Marcum for other services for the years ended December 31, 2022 and 2021.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report or incorporated herein by reference:
(1)	Our Financial Statements are listed on page F-1 of this Annual Report
(2)	Financial Statements Schedule

None.

(3)	Exhibits:

The following documents are included as exhibits to this Annual Report:

Exhibit No.	Description
2.1(1)	Business Combination Marketing Agreement, dated September 30, 2021, between the Registrant and Chardan Capital Markets LLC.
3.1(1)	Amended and Restated Certificate of Incorporation.
3.2(2)	Certificate of Amendment, dated September 29, 2022.
3.3(3)	Certificate of Amendment, dated March 9, 2023.
3.4(4)	Bylaws.
4.1(4)	Specimen Unit Certificate.
4.2(4)	Specimen Common Stock Certificate.
4.3(4)	Specimen Warrant Certificate.
4.4(1)	Warrant Agreement, dated September 30, 2021, between the Registrant and Continental Stock Transfer & Trust Company.
4.5(5)	Description of Registrant’s Securities.
10.1(4)	Promissory Note, dated April 28, 2021, issued to NorthStar Bio Ventures, LLC.
10.2(1)	Letter Agreement, dated September 30, 2021, among the Registrant, NorthStar Bio Ventures, LLC and Chardan Monterey Investments LLC.
10.3(1)	Letter Agreement, dated September 30, 2021, among the Registrant and each of the executive officers and directors of the Registrant.
10.4(3)	Letter Agreement, dated March 9, 2023, by and among the Registrant and certain directors and officers of the Registrant.
10.5(3)	Letter Agreement, dated March 9, 2023, by and among the Registrant, NorthStar Bio Ventures, LLC and Chardan Monterey Investments LLC.
10.6(1)	Investment Management Trust Agreement, dated September 30, 2021, between the Registrant and Continental Stock Transfer & Trust Company.
10.7(2)	Amendment to the Investment Management Trust Agreement, dated September 29, 2022, by and between the Registrant and Continental Stock Transfer & Trust Company.
10.8(1)

Registration and Stockholder Rights Agreement, dated September 30, 2021, among the Registrant, Continental Stock Transfer & Trust Company, NorthStar Bio Ventures, LLC, Chardan Monterey Investments LLC and each of the executive officers and directors of the Registrant.

10.9(1)	Private Placement Warrants Purchase Agreement, dated September 30, 2021, between the Registrant and NorthStar Bio Ventures LLC.
10.10(1)	Private Placement Warrants Purchase Agreement, dated September 30, 2021, between the Registrant and Chardan Monterey Investments LLC.
10.11(1)	Administrative Services Agreement, dated September 30, 2021, between the Registrant and NorthStar Bio Ventures, LLC.
10.12(3)	Assignment and Assumption of Administrative Services Agreement, dated March 9, 2023, among the Registrant, NorthStar Bio Ventures, LLC and Chardan Monterey Investments LLC.
10.13(1)

Escrow Agreement, dated September 30, 2021, among the Registrant, Continental Stock Transfer & Trust Company, NorthStar Bio Ventures, LLC, Chardan Monterey Investments LLC and each of the executive officers and directors of the Registrant.

10.14(1)	Form of Indemnity Agreement.
10.15(6)	Promissory Note, dated October 7, 2022, issued to NorthStar Bio Ventures, LLC.
10.16(6)	Promissory Note, dated October 7, 2022, issued to Chardan Monterey Investments, LLC
10.17(3)	Form of Share Transfer Agreement.
31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS*	iXBRL Instance Document
101.SCH*	iXBRL Taxonomy Extension Schema
101.CAL*	iXBRL Taxonomy Calculation Linkbase
101.LAB*	iXBRL Taxonomy Label Document
101.PRE*	iXBRL Definition Linkbase Document
101.DEF*	iXBRL Definition Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed herewith.
**	Furnished herewith.
1)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-40861), filed with the SEC on October 6, 2021.
2)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-40861), filed with the SEC on September 30, 2022.
3)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-40861), filed with the SEC on March 10, 2023.
4)	Incorporated by reference to an exhibit to the Registrant’s Form S-1 (File No. 333-259378), filed with the SEC on September 7, 2021, as amended.
5)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K (File No. 001-40861), filed with the SEC on March 29, 2022.
6)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-40861), filed with the SEC on October 11, 2022.

ITEM 16. FORM 10-K SUMMARY

None.

MONTEREY INNOVATION ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Monterey Innovation Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Monterey Innovation Acquisition Corp. (formerly, Monterey Bio Acquisition Corporation) (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for the years ended December 31, 2022 and 2021, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years ended December 31, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. If the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by July 5, 2023 then the Company will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, NY

April 14, 2023

MONTEREY INNOVATION ACQUISITION CORP.

BALANCE SHEETS

	December 31,	December 31,
	2022	2021
ASSETS
Cash	$145,812	$510,814
Prepaid expenses and other current assets	243,001	388,910
Due from Vendors	—	30,000
Total Current Assets	388,813	929,724

Noncurrent Prepaid Expense	—	272,396
Cash and investments held in Trust Account	21,029,708	116,152,371
TOTAL ASSETS	$21,418,521	$117,354,491

LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accrued expenses	$862,161	$275,502
Accrued offering costs	—	10,300
Income taxes payable	115,963	—
Advances from related parties	700,000	—
Total Current Liabilities	1,678,124	285,802

Commitments (Note 6)

Common stock subject to possible redemption; 2,019,384 and 11,500,000 shares issued and outstanding at redemption value of $10.34 and $10.10 as of December 31, 2022 and 2021, respectively	20,881,824	116,150,000

Stockholders’ (Deficit) Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 2,875,000 shares issued and outstanding (excluding 2,019,384 and 11,500,000 shares subject to possible redemption) as of December 31, 2022 and 2021, respectively	288	288
Additional paid-in capital	716,387	1,502,628
Accumulated deficit	(1,858,102)	(584,227)
Total Stockholders’ (Deficit) Equity	(1,141,427)	918,689
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ (DEFICIT) EQUITY	$21,418,521	$117,354,491

The accompanying notes are an integral part of the financial statements.

MONTEREY INNOVATION ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2022	2021
Operating and formation costs	$2,039,004	$522,882
Loss from operations	(2,039,004)	(522,882)

Other income (expenses):
Change in fair value of over-allotment option liability	—	(62,716)
Interest earned on investments held in Trust Account	881,092	2,371
Total other income (expense), net	881,092	(60,345)

Loss before provision for income taxes	(1,157,912)	(583,227)
Provision for income taxes	(115,963)	—
Net loss	$(1,273,875)	$(583,227)

Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	9,058,417	2,768,493
Basic and diluted net loss per common share, Common stock subject to possible redemption	$(0.11)	$(0.11)
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	2,875,000	2,589,384
Basic and diluted net loss per share, Non-redeemable common stock	$(0.11)	$(0.11)

The accompanying notes are an integral part of the financial statements.

MONTEREY INNOVATION ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEAR ENDED DECEMBER 31, 2022 AND 2021

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance – December 31, 2020	2,875,000	$288	$24,712	$(1,000)	$24,000

Fair value of Public Warrants at issuance	—	—	19,435,000	—	19,435,000

Sale of 5,450,000 Private Placement Warrants	—	—	5,450,000	—	5,450,000

Allocated value of transaction costs for warrants	—	—	(498,921)	—	(498,921)

Remeasurement of common stock subject to possible redemption	—	—	(22,908,163)	—	(22,908,163)

Net loss	—	—	—	(583,227)	(583,227)

Balance – December 31, 2021	2,875,000	288	1,502,628	(584,227)	918,689

Remeasurement of common stock subject to possible redemption	—	—	(786,241)	—	(786,241)

Net loss	—	—	—	(1,273,875)	(1,273,875)

Balance – December 31, 2022	2,875,000	$288	$716,387	$(1,858,102)	$(1,141,427)

The accompanying notes are an integral part of the financial statements.

MONTEREY INNOVATION ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31,	December 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(1,273,875)	$(583,227)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of over-allotment option liability	—	62,716
Interest earned on investment held in Trust Account	(881,092)	(2,371)
Changes in operating assets and liabilities:
Prepaid expenses	418,305	(661,306)
Due from Vendors	30,000	(30,000)
Income taxes payable	115,963	—
Accrued expenses	586,659	274,502
Net cash used in operating activities	(1,004,040)	(939,686)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay taxes	299,338	—
Cash withdrawn from Trust Account in connection with redemption	96,054,417	—
Investment of cash in Trust Account	(350,000)	(116,150,000)
Net cash provided by (used in) investing activities	96,003,755	(116,150,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	112,700,000
Redemption of Class A common stock subject to possible redemption	(96,054,417)	—
Proceeds from sale of Private Placements Warrants	—	5,450,000
Advances from related party	700,000	175,405
Repayment of advances from related party	—	(175,405)
Payment of offering costs	(10,300)	(574,500)
Net cash (used in) provided by financing activities	(95,364,717)	117,575,500

Net Change in Cash	(365,002)	485,814
Cash – Beginning of period	510,814	25,000
Cash – End of year	$145,812	$510,814

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$10,300
Initial classification of common stock subject to possible redemption	$—	$116,150,000
Accretion of common stock subject to possible redemption	$786,241	$22,908,163

The accompanying notes are an integral part of the financial statements.

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS, LIQUIDITY, AND RISKS AND UNCERTAINTIES

Monterey Innovation Acquisition Corp., (formerly, Monterey Bio Acquisition Corporation) (the “Company”) was incorporated in Delaware on July 23, 2020. The Company is a blank check company whose business purpose is to enter into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (the “Business Combination”).

The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination although it initially focused its efforts on identifying a biotech company that has demonstrated success and is primed to thrive in the rapidly evolving biotech industry for its initial business combination. Since March 2023, the Company expanded its acquisition strategy to include a broader universe of disruptive technology targets. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2022, the Company had not yet commenced any operations. All activity for the period from July 23, 2020 (inception) through December 31, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for an initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the marketable securities held in the Trust Account (as defined below).

The registration statement for the Company’s Initial Public Offering was declared effective on September 30, 2021. On October 5, 2021, the Company consummated the Initial Public Offering of 10,000,000 units (the “Units” and, with respect to the shares of common stock included in the Units sold, the “Public Shares”), generating gross proceeds of $100,000,000, which is described in Note 3.

Simultaneous with the closing of the Initial Public Offering, the Company consummated the sale of 5,000,000 warrants (the “Private Warrants”) at a price of $1.00 per Private Warrant in private placements to Chardan Monterey Investments LLC (“Chardan Monterey”) (an affiliate of Chardan Capital Markets LLC (“Chardan”), the representative of the underwriters) and to NorthStar Bio Ventures, LLC (“NorthStar”) (an affiliate of certain of the Company’s officers and directors) (“Chardan Monterey” and “NorthStar” are collectively known as co-Sponsors), generating gross proceeds of $5,000,000, which is described in Note 4.

Following the closing of the Initial Public Offering on October 5, 2021, an amount of $101,000,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Warrants was placed in a trust account (the “Trust Account”), located in the United States and held in cash or invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below.

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

The Company will proceed with a Business Combination if the Company seeks stockholder approval and a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated certificate of incorporation, as amended (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC containing substantially the same information as would be included in a proxy statement prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders have agreed (A) to vote their Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination, (B) not to propose, or vote in favor of, prior to and unrelated to the initial Business Combination, an amendment to the Company’s Amended and Restated Certificate of Incorporation that would affect the substance or timing of the Company’s redemption obligation to redeem all public shares if the Company cannot complete the initial Business Combination within the Combination Period (as defined below) unless the Company provides public stockholders the opportunity to redeem their Public Shares in conjunction with any such amendment, (C) not to redeem any shares (including their Founder Shares) in connection with a stockholder vote to approve the proposed Business Combination or sell any shares back to the Company in a tender offer in connection with the initial Business Combination, and (D), that the Founder Shares shall not participate in any liquidating distribution upon winding up if the Business Combination is not consummated.

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

On October 4, 2022, the co-Sponsors deposited an aggregate of $350,000 into the Trust Account in connection with the extension of the Combination Period to January 5, 2023.

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

Going Concern

As of December 31, 2022, the Company had $145,812 in its operating bank accounts, $21,029,708 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem stock in connection therewith and working capital deficit of $1,112,313 (excluding taxes payable from the Trust Account). As of December 31, 2022, $883,463 of the amount on deposit in the Trust Account represented interest income on marketable securities, which is available to the Company to pay taxes. Through December 31, 2022, the Company had withdrawn $299,338 of amounts from the Trust Account for such needs.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

In March 2022, the Sponsor committed to provide the Company $500,000 in loans in connection with the Working Capital Loans as described in Note 5. The co-Sponsors issued unsecured promissory notes on October 7, 2022 to evidence the Working Capital Loans for an aggregate principal balance of $700,000 (See Note 5). The Company may raise additional capital through loans or additional investments from the Sponsors or its stockholders, officers, directors, or third parties. The Company’s officers and directors and the Sponsors may, but are not obligated to (except as described above), loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. As of December 31, 2022, an aggregate principal balance of $700,000 has been advanced to the Company under the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Codification Subtopic 205-40, “Presentation of Financial Statements – Going Concern,” the Company has until May 5, 2023 (as extended) to consummate a Business Combination. The Company has the option to extend the date for mandatory liquidation if the Company’s insiders or their affiliates deposit into the trust account $120,000 for each month extension up to July 5, 2023. The Company intends to complete a Business Combination before the mandatory liquidation date or its extended liquidation date if applicable. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension is not requested by the Company’s insiders or their affiliates, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur and an extension is not requested by the Company’s insiders or their affiliates, and potential subsequent dissolution, raise substantial doubts about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 5, 2023 (as may be extended).

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents at December 31, 2022 and 2021.

Marketable Securities Held in Trust Account

At December 31, 2022 and 2021, substantially all of the assets held in the Trust Account were held in money market funds which invest U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. As of December 31, 2022 and 2021, 2,019,384 shares and 11,500,000 shares, respectively, of common stock were subject to possible redemption. Accordingly, all common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

At December 31, 2022 and 2021, the common stock reflected in the balance sheets is reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Warrants	(19,435,000)
Common stock issuance costs	(2,323,163)
Plus:
Accretion of carrying value to redemption value	22,908,163
Common stock subject to possible redemption as of December 31, 2021	116,150,000
Less:
Redemptions of common stock	(96,054,417)
Plus:
Accretion of carrying value to redemption value	786,241
Common stock subject to possible redemption as of December 31, 2022	$20,881,824

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The calculation of diluted loss per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 16,950,000 shares of common stock in the aggregate. As of December 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the losses of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.

The following table reflects the calculation of basic and diluted net loss per common stock (in dollars, except per share amounts):

	For the Year Ended		For the Year Ended
	December 31, 2022		December 31, 2021
		Non-		Non-
	Redeemable	Redeemable	Redeemable	Redeemable
Basic and diluted net loss per common stock
Numerator:
Allocation of net loss, as adjusted	$(966,973)	$(306,902)	$(301,362)	$(281,865)
Denominator:
Basic and diluted weighted average shares outstanding	9,058,417	2,875,000	2,768,493	2,589,384
Basic and diluted net loss per common stock	$(0.11)	$(0.11)	$(0.11)	$(0.11)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximate the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

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

The sale of the Founder Shares to the Company’s Chief Executive Officer, directors and director nominees is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Company has hired a valuation firm to assess using the lattice model, the fair value associated with the Founder Shares granted. The fair value of the 325,000 Founder Shares granted to the Company’s Chief Executive Officer, directors and director nominees was $1,901,250 or $5.85 per share. The Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of December 31, 2022, the Company determined the performance conditions are not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date the performance conditions are considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares vested times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

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

Due to NorthStar

At the closing of the Initial Public Offering on October 5, 2021, NorthStar pre-funded a portion of the proceeds from the sale of the Private Warrants in the amount of $337,500 to the Trust Account, which was not due until October 6, 2021 when the underwriter exercised its full over-allotment option. There is no balance due to NorthStar as of December 31, 2022 and 2021.

Administrative Services Agreement

The Company entered into an administrative services agreement (the “Administrative Services Agreement”), commencing on September 30, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay NorthStar a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the year ended December 31, 2022, the Company incurred $120,000 fees for these services, of which $100,000 was recorded as accrued expenses in the balance sheets. For the year ended December 31, 2021, the Company incurred and paid $30,000 in fees for these services. On March 9, 2023, the Company and each of the co-Sponsors entered into an Assignment and Assumption of Administrative Services Agreement (the “Assignment”), pursuant to which NorthStar assigned certain of its right, title and interest under the Administrative Services Agreement to Chardan Monterey.

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

On October 7, 2022, the Company issued an unsecured promissory note in the amount of up to $175,000 to Chardan Monterey to evidence a Working Capital Loan. The note bears no interest and is payable on the date on which the Company consummates an initial Business Combination. The note is convertible into private warrants as described above. As of December 31, 2022, a principal balance of $175,000 has been advanced under the note.

On October 7, 2022, the Company issued an unsecured promissory note in the amount of up to $525,000 to NorthStar to evidence a Working Capital Loan. The note bears no interest and is payable on the date on which the Company consummates an initial Business Combination. The note is convertible into private warrants as described above. As of December 31, 2022, a principal balance of $525,000 has been advanced under the note.

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

The Company has incurred legal expenses that are contingent upon the consummation of a Business Combination. At December 31, 2022 and 2021 the amount due under this arrangement was $548,000 and $0.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock— The Company is authorized to issue 1,000,000 shares of preferred stock, $0.0001 par value per share. At December 31, 2022 and 2021, there were no shares of preferred stock issued or outstanding.

Common Stock— The Company is authorized to issue up to 100,000,000 shares of common stock, $0.0001 par value per share. Holders of the Company’s common stock are entitled to one vote for each share. At December 31, 2022 and 2021, there were 2,875,000 shares, of common stock issued and outstanding, excluding 9,480,616 mandatorily redeemable common stock which are presented as liabilities and 2,019,384 common stock subject to possible redemption which are presented as temporary equity. The Founder Shares included an aggregate of up to 375,000 shares subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment was not exercised in full or in part, so that the Founder Shares would equal 20% of the Company’s issued and outstanding shares after the Initial Public Offering. Due to the underwriter’s exercise of its full over-allotment on October 6, 2021, there are no shares subject to forfeiture.

Warrants — Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the warrants. If, upon exercise of the warrants, a holder would be entitled to receive fractional interest in a share, the Company will, upon exercise, round down to the nearest whole number the number of shares of common stock to be issued to the warrant holder. The warrants will become exercisable on the later of one year after the closing of the Initial Public Offering or the consummation of a Business Combination. The warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

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

NOTE 8 — INCOME TAX

The Company’s net deferred tax assets (liability) at December 31, 2022 and 2021 are as follows:

	December 31,	December 31,
	2022	2021
Deferred tax assets (liability)
Net operating loss carryforward	$—	$30,258
Startup/Organization Expenses	468,551	79,259
Total deferred tax assets (liability)	468,551	109,517
Valuation Allowance	(468,551)	(109,517)
Deferred tax assets (liability)	$—	$—

The income tax provision for the year ended December 31, 2022 and 2021 consists of the following:

	December 31,	December 31,
	2022	2021
Federal
Current	$115,963	$—
Deferred	(359,033)	(109,307)

State and Local
Current	—	—
Deferred	—	—

Change in valuation allowance	359,033	109,307

Income tax provision	$115,963	$—

As of December 31, 2022 and 2021, the Company had $0 and $144,087, respectively, of U.S. federal net operating loss carryovers available to offset future taxable income. The federal net operating loss can be carried forward indefinitely. As of December 31, 2022 and 2021, the Company had did not have any of state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2022, the change in the valuation allowance was $359,033. For the year ended December 31, 2021, the change in the valuation allowance was $109,307.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2022 and 2021 is as follows:

	December 31,	December 31,
	2022	2021
Statutory federal income tax rate	21.0%	21.0%
Change in fair value of over-allotment option liability	0.0%	(2.3)%
Valuation allowance	(31.0)%	(18.7)%
Income tax provision	(10.0)%	0.0%

The Company’s effective tax rates for the periods presented differ from the expected (statutory) rates due to permanent book to tax differenced related to change in fair value of warrants and full valuation allowances on deferred tax assets.

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns for the year ended December 31, 2022 and 2021 remain open and subject to examination. The Company considers New York to be a significant state tax jurisdiction.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2022 and 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31,	December 31,
Description	Level	2022	2021
Assets:
Marketable securities held in Trust Account	1	$21,029,708	116,152,371

NOTE 10 - SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements other than below.

Pursuant to the Trust Agreement, the Company has deposited an aggregate of $480,000 into the Trust Account to extend the date in which the Company must complete a Business Combination or mandatorily liquid until May 5, 2023.

Management Transition

On March 9, 2023, Sanjeev Satyal tendered his resignation as Chief Executive Officer of the Company and William McKeever tendered his resignation as Chief Financial Officer and director of the Company. Murat Omur was appointed Chief Executive Officer and Sean McGann was appointed Chief Financial Officer to replace Dr. Satyal and Mr. McKeever, respectively. Also on March 9, 2023, Chris Coleman, Jory Des Jardins and Roderick Hardamon, were appointed as directors. Mr. Hardamon and Mr. Coleman were appointed to the audit committee of the Company, and Mr. Hardamon was also designated as the “audit committee financial expert.” Jonas Grossman was appointed to Executive Chairman. The foregoing board and management changes are collectively referred to as the “Management Transition.”

On March 10, 2023, the Company filed an amendment to its Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware to change its corporate name from “Monterey Bio Acquisition Corporation” to “Monterey Innovation Acquisition Corp.” The Company also expanded its acquisition strategy to include a broader universe of disruptive technology targets.

In connection with the Management Transition, on March 9, 2023, NorthStar transferred 478,125 founder shares to Chardan Monterey and 30,625 founder shares to each of the Company’s newly appointed directors, in each case, at a price of $0.006 per share. In addition, Dr. Satyal, the former Chief Executive Officer transferred 75,000 founder shares back to NorthStar. On March 9, 2023, Chardan Monterey transferred 4,375 founder shares to each of the Company’s newly appointed directors, in each case, at a price of $0.006 per share. As a result, following the Management Transition, NorthStar holds a balance of 1,417,500 founder shares and Chardan Monterey holds a balance of 1,102,500 founder shares.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.

Monterey Innovation Acquisition Corp.

Dated: April 14, 2023	By:	/s/ Murat Omur
Murat Omur
Chief Executive Officer

Dated: April 14, 2023	By:	/s/ Sean McGann
Sean McGann
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 14, 2023.

Signatures	Capacity in Which Signed

/s/ Murat Omur	Chief Executive Officer
Murat Omur	(Principal Executive Officer)

/s/ Sean McGann	Chief Financial Officer
Sean McGann	(Principal Financial and Accounting Officer)

/s/ Jonas Grossman	Executive Chairman
Jonas Grossman

/s/ Chris Coleman	Director
Chris Coleman

/s/ Jory Des Jardins	Director
Jory Des Jardins

/s/ Roderick Hardamon	Director
Roderick Hardamon

/s/ Frances K. Heller	Director
Frances K. Heller

/s/ James R. Neal	Director
James R. Neal

/s/ Sandip I. Patel	Director
Sandip I. Patel