Form 10-Q
period 2023-03-31
Monterey Innovation Acquisition Corp
filed 2023-05-18
CIK 1860663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-40861

MONTEREY INNOVATION ACQUISITION CORP.
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

As of May 18, 2023, there were 4,894,384 shares of common stock, par value $0.0001 per share, issued and outstanding.

MONTEREY INNOVATION ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MONTEREY INNOVATION ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Cash	$218,403	$145,812
Prepaid expenses and other current assets	161,548	243,001
Total Current Assets	379,951	388,813

Cash and investments held in Trust Account	21,492,174	21,029,708
TOTAL ASSETS	$21,872,125	$21,418,521

LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$987,272	$862,161
Income taxes payable	153,613	115,963
Promissory notes from related parties	1,143,098	700,000
Total Current Liabilities	2,283,983	1,678,124

Commitments

Common stock subject to possible redemption; 2,019,384 shares issued and outstanding at redemption value of $10.59 and $10.34 as of March 31, 2023 and December 31, 2022, respectively	21,383,461	20,881,824

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 2,875,000 shares issued and outstanding (excluding 2,019,384 shares subject to possible redemption) as of March 31, 2023 and December 31, 2022	288	288
Additional paid-in capital	214,750	716,387
Accumulated deficit	(2,010,357)	(1,858,102)
Total Stockholders’ Deficit	(1,795,319)	(1,141,427)
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ DEFICIT	$21,872,125	$21,418,521

The accompanying notes are an integral part of the unaudited condensed financial statements.

MONTEREY INNOVATION ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
	2023	2022
Operating and formation costs	$339,092	$369,094
Loss from operations	(339,092)	(369,094)

Other income:
Interest earned on investments held in Trust Account	224,487	11,696
Total other income	224,487	11,696

Loss before provision for income taxes	(114,605)	(357,398)
Provision for income taxes	(37,650)	—
Net loss	$(152,255)	$(357,398)

Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	2,019,384	11,500,000
Basic and diluted net loss per common share, Common stock subject to possible redemption	$(0.03)	$(0.02)
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	2,875,000	2,875,000
Basic and diluted net loss per share, Non-redeemable common stock	$(0.03)	$(0.02)

The accompanying notes are an integral part of the unaudited condensed financial statements.

MONTEREY INNOVATION ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2023	2,875,000	$288	$716,387	$(1,858,102)	$(1,141,427)

Remeasurement of common stock subject to possible redemption	—	—	(501,637)	—	(501,637)

Net loss	—	—	—	(152,255)	(152,255)

Balance — March 31, 2023	2,875,000	$288	$214,750	$(2,010,357)	$(1,795,319)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2022	2,875,000	$288	$1,502,628	$(584,227)	$918,689

Net loss	—	—	—	(357,398)	(357,398)

Balance — March 31, 2022	2,875,000	$288	$1,502,628	$(941,625)	$561,291

The accompanying notes are an integral part of the unaudited condensed financial statements.

MONTEREY INNOVATION ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(152,255)	$(357,398)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investment held in Trust Account	(224,487)	(11,696)
Changes in operating assets and liabilities:
Prepaid expenses	81,453	54,553
Due from vendors	—	30,000
Income taxes payable	37,650	—
Accrued expenses	125,111	(42,379)
Net cash used in operating activities	(132,528)	(326,920)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(360,000)	—
Cash withdrawn from Trust Account for redemptions	122,021	—
Net cash used in investing activities	(237,979)	—

Cash Flows from Financing Activities:
Proceeds from Promissory Notes	443,098	—
Payment of offering costs	—	(10,300)
Net cash provided by (used in) financing activities	443,098	(10,300)

Net Change in Cash	72,591	(337,220)
Cash – Beginning of period	145,812	510,814
Cash – End of period	$218,403	$173,594

Non-Cash investing and financing activities:
Remeasurement of common stock subject to possible redemption	$501,637	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

MONTEREY INNOVATION ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

As of March 31, 2023, the Company had not yet commenced any operations. All activity for the period from July 23, 2020 (inception) through March 31, 2023 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for an initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the marketable securities held in the Trust Account (as defined below).

The registration statement for the Company’s Initial Public Offering was declared effective on September 30, 2021. On October 5, 2021, the Company consummated the Initial Public Offering of 10,000,000 units (the “Units” and, with respect to the shares of common stock included in the Units sold, the “Public Shares”), generating gross proceeds of $100,000,000.

Simultaneous with the closing of the Initial Public Offering, the Company consummated the sale of 5,000,000 warrants (the “Private Warrants”) at a price of $1.00 per Private Warrant in private placements to Chardan Monterey Investments LLC (“Chardan Monterey”) (an affiliate of Chardan Capital Markets LLC (“Chardan”), the representative of the underwriters) and to NorthStar Bio Ventures, LLC (“NorthStar”) (an affiliate of certain of the Company’s officers and directors) (“Chardan Monterey” and “NorthStar” are collectively known as co-Sponsors), generating gross proceeds of $5,000,000. NorthStar purchased 3,750,000 Private Warrants and Chardan Monterey purchased 1,250,000 Private Warrants.

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

MONTEREY INNOVATION ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

MONTEREY INNOVATION ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

During the quarter ended March 31, 2023 the Company deposited an aggregate of $360,000 into the Trust Account, extending the Combination Period (defined below) to April 5, 2023. The Company has deposited an additional $240,000 into the Trust Account to extend the Combination Period to June 5, 2023.

If the Company is unable to complete a Business Combination by June 5, 2023 (or July 5, 2023, as applicable) (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Board, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s Private Warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

MONTEREY INNOVATION ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

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

Risks and Uncertainties

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic which continues to spread throughout the United States and the world. As of the date the financial statements were issued, there was considerable uncertainty around the expected duration of this pandemic. The Company has concluded that while it is reasonably possible that COVID-19 could have a negative effect on identifying a target company for a Business Combination, the specific impact is not readily determinable as of the date of this condensed financial statement. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

MONTEREY INNOVATION ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

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

Going Concern

As of March 31, 2023, the Company had $218,403 in its operating bank accounts, $21,492,174 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem stock in connection therewith and working capital deficit of $1,644,184 (excluding taxes payable from the Trust Account). For the quarter ended March 31, 2023, the Company has withdrawn $122,021 from the Trust Account to pay taxes.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

In March 2022, the Sponsors committed to provide the Company $500,000 in loans in connection with the Working Capital Loans as described in Note 3. The co-Sponsors issued unsecured promissory notes on October 7, 2022 to evidence the Working Capital Loans for an aggregate principal balance of $700,000 (See Note 3). The Company may raise additional capital through loans or additional investments from the Sponsors or its stockholders, officers, directors, or third parties. The Company’s officers and directors and the Sponsors may, but are not obligated to (except as described above), loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. At March 31, 2023 and December 31, 2022, $1,129,598 and $700,000 was due the Company under the Working Capital Loans.

MONTEREY INNOVATION ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Codification Subtopic 205-40, “Presentation of Financial Statements – Going Concern,” the Company has until June 5, 2023 (as extended) to consummate a Business Combination. The Company has the option to extend the date for mandatory liquidation if the Company’s insiders or their affiliates deposit into the trust account $120,000 for each month extension up to July 5, 2023. The Company intends to complete a Business Combination before the mandatory liquidation date or its extended liquidation date if applicable. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension is not requested by the Company’s insiders or their affiliates, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur and an extension is not requested by the Company’s insiders or their affiliates, and potential subsequent dissolution, raise substantial doubts about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 5, 2023 (as may be extended).

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on April 17, 2023. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the period ending December 31, 2023 or for any future periods.

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

MONTEREY INNOVATION ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents at March 31, 2023 and December 31, 2022.

Marketable Securities Held in Trust Account

At March 31, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in money market funds which invest U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of March 31, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was (32.9)% and 0% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2023 and 2022, due to the valuation allowance on the deferred tax assets.

MONTEREY INNOVATION ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. As of March 31, 2023 and December 31, 2022, 2,019,384 shares of common stock were subject to possible redemption. Accordingly, all common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

At March 31,2023 and December 31, 2022, the common stock reflected in the condensed balance sheets is reconciled in the following table:

Common stock subject to possible redemption as of December 31, 2021	$116,150,000
Less:
Redemptions of common stock	(96,054,417)
Plus:
Accretion of carrying value to redemption value	786,241
Common stock subject to possible redemption as of December 31, 2022	$20,881,824
Plus:
Accretion of carrying value to redemption value	501,637
Common stock subject to possible redemption as of March 31, 2023	$21,383,461

MONTEREY INNOVATION ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

The calculation of diluted loss per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 16,950,000 shares of common stock in the aggregate. As of March 31, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the losses of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.

The following table reflects the calculation of basic and diluted net loss per common stock (in dollars, except per share amounts):

	Three Months Ended		Three Months Ended
	March 31, 2023		March 31, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net loss per common stock
Numerator:
Allocation of net loss	$(62,819)	$(89,436)	$(285,918)	$(71,480)
Denominator:
Basic and diluted weighted average shares outstanding	2,019,384	2,875,000	11,500,000	2,875,000
Basic and diluted net loss per common stock	$(0.03)	$(0.03)	$(0.02)	$(0.02)

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

Derivative Liabilities

The Company accounts for derivative liabilities as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own common shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, was conducted at the time of issuance and as of each subsequent quarterly period end date while the instruments are outstanding. As discussed in Note 5, management concluded that the Public Warrants and Private Warrants issued pursuant to the warrant agreement qualify for equity accounting treatment.

MONTEREY INNOVATION ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

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

On March 9, 2023, NorthStar transferred 478,125 Founder Shares to Chardan Monterey and 30,625 Founder Shares to each of the Company's newly appointed directors, in each case, at a price of $0.006 per share. In addition, Dr. Satyal, the former Chief Executive Officer transferred 75,000 Founder Shares back to NorthStar. On March 9, 2023, Chardan Monterey transferred 4,375 Founder Shares to each of the Company's newly appointed directors, in each case, at a price of $0.006 per share. As a result, following the Management Transition, NorthStar holds a balance of 1,417,500 Founder Shares and Chardan Monterey holds a balance of 1,102,500 Founder Shares.

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

MONTEREY INNOVATION ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

The sale of the Founder Shares to the Company’s Chief Executive Officer, directors and director nominees is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Company has hired a valuation firm to assess using the lattice model, the fair value associated with the Founder Shares granted. The fair value of the 325,000 Founder Shares granted to the Company’s Chief Executive Officer, directors and director nominees was $1,901,250 or $5.85 per share. The Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of March 31, 2023, the Company determined the performance conditions are not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date the performance conditions are considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares vested times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

Administrative Services Agreement

The Company entered into an administrative services agreement (the “Administrative Services Agreement”), commencing on September 30, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay NorthStar a total of $10,000 per month for office space, utilities and secretarial and administrative support. On March 9, 2023, NorthStar has assigned all amounts payable under the Administrative Services Agreement to Chardan Monterey. For the three months ended March 31, 2023 and 2022, the Company incurred $30,000 fees for these services, of which such amounts are recorded as accrued expenses in the condensed balance sheets.

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

On October 7, 2022, the Company issued an unsecured promissory note in the amount of up to $175,000 to Chardan Monterey to evidence a Working Capital Loan. On March 9, 2023, the Company issued an unsecured promissory note in the amount of up to $331,563 to Chardan Monterey to evidence a Working Capital Loan. The notes bear no interest and are payable on the date on which the Company consummates an initial Business Combination. The notes are convertible into private warrants as described above. As of March 31, 2023 and December 31, 2022, a principal balance of $285,521 and $175,000 has been advanced under the notes, respectively.

On October 7, 2022, the Company issued an unsecured promissory note in the amount of up to $525,000 to NorthStar to evidence a Working Capital Loan. On March 9, 2023, the Company issued an unsecured promissory note in the amount of up to $561,473 to NorthStar to evidence a Working Capital Loan. The notes bear no interest and are payable on the date on which the Company consummates an initial Business Combination. The notes are convertible into private warrants as described above. As of March 31, 2023 and December 31, 2022, a principal balance of $857,577 and $525,000 has been advanced under the note, respectively.

MONTEREY INNOVATION ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

NOTE 4. COMMITMENTS AND CONTINGENCIES

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

The Company has incurred legal expenses that are contingent upon the consummation of a Business Combination. At March 31, 2023 and December 31, 2022, the amount due under this arrangement was approximately $550,000.

NOTE 5. STOCKHOLDERS’ DEFICIT

Preferred Stock— The Company is authorized to issue 1,000,000 shares of preferred stock, $0.0001 par value per share. At March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Common Stock— The Company is authorized to issue up to 100,000,000 shares of common stock, $0.0001 par value per share. Holders of the Company’s common stock are entitled to one vote for each share. At March 31, 2023 and December 31, 2022, there were 2,875,000 shares, of common stock issued and outstanding, 2,019,384 common stock subject to possible redemption which are presented as temporary equity.

MONTEREY INNOVATION ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

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

MONTEREY INNOVATION ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

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

The Private Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that each Private Warrant is exercisable for one share of common stock at an exercise price of $11.50 per share. The Private Warrants and any shares of common stock issued upon exercise thereof are subject to transfer restrictions pursuant to lock-up provision in a letter agreement with the Company to be entered into by the co-Sponsors, officers, directors, and Chardan. Those lock-up provisions provide that such securities are not transferable or salable until 30 days after the completion of the Initial Business Combination, except to conditions as set forth in the agreement.

NOTE 6. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,	December 31,
Description	Level	2023	2022
Assets:
Marketable securities held in Trust Account	1	$21,492,174	21,029,708

MONTEREY INNOVATION ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

NOTE 7. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review the Company did not identify any subsequent events, other than discussed below, that would have required adjustment or disclosure in the condensed financial statements.

In April and May 2023 the Company deposited a total of $240,000 into the Trust Account to extend the Combination Period until June 5, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this Quarterly Report on Form 10-Q (this “Quarterly Report”) to “we,” “us” or the “Company” refer to Monterey Innovation Acquisition Corp.. References to our “management” or our “management team” refer to our officers and directors. References to “Chardan Monterey” refer to our co-sponsor, Chardan Monterey Investments LLC, an affiliate of Chardan Capital Markets LLC (“Chardan”), the representative of the underwriters in the initial public offering. References to “NorthStar” refer to our co-sponsor, NorthStar Bio Ventures, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of our Annual Report on Form 10-K (the “2022 Form 10-K”) filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 17, 2023. Our securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Extension

On September 29, 2022, our stockholders approved a Charter Amendment and Trust Amendment, in each case to allow us to extend the Combination Period for an additional three months, from October 5, 2022 to January 5, 2023, by depositing into the trust account $350,000 for the three-month extension, and thereafter to extend the Combination Period up to six (6) times by an additional month each time (or up to July 5, 2023) by depositing into the trust account $120,000 for each additional month extension. Pursuant to the Trust Agreement, the co-sponsors deposited an aggregate of $600,000 into the trust account to extend the Combination Period to June 5, 2023, the current mandatory liquidation date.

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

Results of Operations

Our only activities from July 23, 2020 (inception) through March 31, 2023 were organizational activities, those necessary to consummate the initial public offering, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023, we had net loss of $152,255, which consisted of operating costs of $339,092 and provision for income taxes of $37,650, partially offset by interest income on marketable securities held in the trust account of $224,487.

For the three months ended March 31, 2022, we had net loss of $357,398, which consisted of operating costs of $369,094, partially offset by interest income on marketable securities held in the trust account of $11,696.

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

For the three months ended March 31, 2023, cash used in operating activities was $132,528. Net loss of $152,255 was affected by interest earned on marketable securities held in the trust account of $224,487. Changes in operating assets and liabilities provided $244,214 of cash for operating activities.

For the three months ended March 31, 2022, cash used in operating activities was $326,920. Net loss of $357,398 was affected by interest earned on marketable securities held in the trust account of $11,696. Changes in operating assets and liabilities provided $42,174 of cash for operating activities.

As of March 31, 2023, we had marketable securities held in the trust account of $21,492,174 consisting of securities held in a money market fund that invests in U.S. Treasury securities with a maturity of 185 days or less. Interest income on the balance in the trust account may be used by us to pay taxes. For the three months ended March 31, 2023, we had withdrawn $122,021 of amounts from interest earned on the trust account to pay our taxes. As discussed above, approximately $96.1 million was removed from the trust account on October 3, 2022 to pay redeeming stockholders. The Company has deposited an aggregate of $950,000 into the trust account in connection with the extension of the Combination Period to June 5, 2023.

We intend to use substantially all of the funds held in the trust account, including any amount representing interest earned on the trust account (less income taxes payable), to complete our business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the remaining funds held in the trust account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business' operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders' fees which we had incurred prior to the completion of our business combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

As of March 31, 2023, we had cash of $218,403. We intend to use the funds held outside the trust account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

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

On October 7, 2022, the co-sponsors issued unsecured promissory notes to evidence Working Capital Loans for an aggregate principal balance of $700,000. On March 10, 2023, the co-sponsors issued unsecured promissory notes to evidence Working Capital Loans for an aggregate additional amount of $893,036 (See Note 3). As of March 31, 2023, an aggregate principal balance of $1,143,098 has been advanced to the Company under the Working Capital Loans. We may raise additional capital through loans or additional investments from our co-sponsors, officers, directors, or their affiliates.

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Codification Subtopic 205-40, “Presentation of Financial Statements – Going Concern,” we have until June 5, 2023 (as extended) to consummate a business combination. We have the option to extend the date for mandatory liquidation if our insiders or their affiliates deposit into the trust account $120,000 for each month extension up to July 5, 2023. We intend to complete a business combination before the mandatory liquidation date or its extended liquidation date, if applicable. It is uncertain that we will be able to consummate a business combination by this time. If a business combination is not consummated by this date and an extension not requested by our insiders or their affiliates, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a business combination not occur and an extension is not requested by our insiders or their affiliates, and potential subsequent dissolution, raise substantial doubts about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after July 5, 2023 (as may be extended).

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2023.

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

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our balance sheet.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2023, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our 2022 Form 10-K filed with the SEC on April 17, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our 2022 Form 10-K.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On March 10, 2023, we issued a promissory note to each of Northstar and Chardan Monterey pursuant to which we may borrow up to an aggregate principal amount of $561,473.27 and $331,563, respectively. The promissory notes are non-interest bearing and payable upon consummation of our initial business combination. At the option of NorthStar or Chardan Monterey, the respective promissory note may be converted into warrants at a price of $1.00 per warrant. The warrants would be identical to the private warrants.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
31.1(1)	Certificate of Amendment
10.1(1)	Form of Share Transfer Agreement
10.2(1)	Letter Agreement, dated March 9, 2023, by and between the Company and certain directors and officers of the Company
10.3(1)	Letter Agreement, dated March 9, 2023, among the Company, NorthStar Bio Ventures, LLC and Chardan Monterey Investments LLC
10.4(1)	Assignment and Assumption of Administrative Services Agreement, dated March 9, 2023, among the Company, NorthStar Bio Ventures, LLC and Chardan Monterey Investments LLC
10.5*	Promissory Note, dated March 10, 2023, issued to NorthStar Bio Ventures, LLLC.
10.6*	Promissory Note, dated March 10, 2023, issued to Chardan Monterey Investments LLC.
31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-40861), filed with the SEC on March 10, 2023.

*    Filed herewith.

**  Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONTEREY INNOVATION ACQUISITION CORP.

Date: May 18, 2023	By:	/s/ Murat Omur
	Name:	Murat Omur
	Title:	Chief Executive Officer
(Duly Authorized Officer)

Date: May 18, 2023	By:	/s/ Sean McGann
	Name:	Sean McGann
	Title:	Chief Financial Officer
(Principal Financial Officer)