Form 10-Q
period 2023-06-30
Monterey Innovation Acquisition Corp
filed 2023-08-22
CIK 1860663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 21, 2023, there were 4,335,930 shares of common stock, par value $0.0001 per share, issued and outstanding.

MONTEREY INNOVATION ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MONTEREY INNOVATION ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Cash	$539,786	$145,812
Prepaid expenses and other current assets	8,037	243,001
Total Current Assets	547,823	388,813

Cash and investments held in Trust Account	21,865,397	21,029,708
TOTAL ASSETS	$22,413,220	$21,418,521

LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$979,602	$862,161
Income taxes payable	77,406	115,963
Promissory notes from related parties	1,919,559	700,000
Total Current Liabilities	2,976,567	1,678,124

Commitments

Common stock subject to possible redemption; 2,019,384 shares issued and outstanding at redemption value of $10.85 and $10.34 as of June 30, 2023 and December 31, 2022, respectively	21,909,777	20,881,824

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 2,875,000 shares issued and outstanding (excluding 2,019,384 shares subject to possible redemption) as of June 30, 2023 and December 31, 2022	288	288
Additional paid-in capital	—	716,387
Accumulated deficit	(2,473,412)	(1,858,102)
Total Stockholders’ Deficit	(2,473,124)	(1,141,427)
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ DEFICIT	$22,413,220	$21,418,521

The accompanying notes are an integral part of the unaudited condensed financial statements.

MONTEREY INNOVATION ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating and formation costs	$365,605	$342,832	$704,697	$711,926
Loss from operations	(365,605)	(342,832)	(704,697)	(711,926)

Other income:
Interest earned on investments held in Trust Account	258,391	156,845	482,878	168,541
Total other income	258,391	156,845	482,878	168,541

Loss before provision for income taxes	(107,214)	(185,987)	(221,819)	(543,385)
Provision for income taxes	(44,275)	(2,879)	(81,925)	(2,879)
Net loss	$(151,489)	$(188,866)	$(303,744)	$(546,264)

Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	2,019,384	11,500,000	2,019,384	11,500,000
Basic and diluted net loss per common share, Common stock subject to possible redemption	$(0.03)	$(0.01)	$(0.06)	$(0.04)
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	2,875,000	2,875,000	2,875,000	2,875,000
Basic and diluted net loss per share, Non-redeemable common stock	$(0.03)	$(0.01)	$(0.06)	$(0.04)

The accompanying notes are an integral part of the unaudited condensed financial statements.

MONTEREY INNOVATION ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2023	2,875,000	$288	$716,387	$(1,858,102)	$(1,141,427)

Remeasurement of common stock subject to possible redemption	—	—	(501,637)	—	(501,637)

Net loss	—	—	—	(152,255)	(152,255)

Balance — March 31, 2023	2,875,000	288	214,750	(2,010,357)	(1,795,319)

Remeasurement of common stock subject to possible redemption	—	—	(214,750)	(311,566)	(526,316)

Net loss	—	—	—	(151,489)	(151,489)

Balance — June 30, 2023	2,875,000	$288	$—	$(2,473,412)	$(2,473,124)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2022	2,875,000	$288	$1,502,628	$(584,227)	$918,689

Net loss	—	—	—	(357,398)	(357,398)

Balance — March 31, 2022	2,875,000	288	1,502,628	(941,625)	561,291

Net loss	—	—	—	(188,866)	(188,866)

Balance — June 30, 2022	2,875,000	$288	$1,502,628	$(1,130,491)	$372,425

The accompanying notes are an integral part of the unaudited condensed financial statements.

MONTEREY INNOVATION ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(303,744)	$(546,264)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investment held in Trust Account	(482,878)	(168,541)
Changes in operating assets and liabilities:
Prepaid expenses	234,964	174,229
Due from vendors	—	30,000
Income taxes payable	(38,557)	2,879
Accrued expenses	117,441	12,048
Net cash used in operating activities	(472,774)	(495,649)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(720,000)	—
Cash withdrawn from Trust Account to pay tax obligations	367,189	—
Net cash used in investing activities	(352,811)	—

Cash Flows from Financing Activities:
Proceeds from Promissory Notes	1,219,559	—
Payment of offering costs	—	(10,300)
Net cash provided by (used in) financing activities	1,219,559	(10,300)

Net Change in Cash	393,974	(505,949)
Cash – Beginning of period	145,812	510,814
Cash – End of period	$539,786	$4,865

Non-Cash investing and financing activities:
Remeasurement of common stock subject to possible redemption	$1,027,953	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

MONTEREY INNOVATION ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

As of June 30, 2023, the Company had not yet commenced any operations. All activity for the period from July 23, 2020 (inception) through June 30, 2023 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for an initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the marketable securities held in the Trust Account (as defined below).

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

JUNE 30, 2023

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

MONTEREY INNOVATION ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

On September 29, 2022, the Company’s stockholders approved an amendment to the Amended and Restated Certificate of Incorporation (the “First Extension”) to extend the deadline to consummate a Business Combination from October 5, 2022 to January 5, 2023. In the event that the Company had not consummated a Business Combination by January 5, 2023, the Company may have, by resolution of the Company’s board of directors (the “Board”) if requested by the Company’s insiders or their affiliates, extended the period of time to consummate a Business Combination up to six (6) times by an additional month each time (or up to July 5, 2023); provided that, pursuant to the trust agreement entered into between the Corporation and Continental Stock Transfer & Trust Company on September 30, 2021, as amended (the “Trust Agreement”), the only way to extend the time available for the Company to consummate its Business Combination was for the Company’s insiders or their affiliates or designees, upon five days’ advance notice prior to each applicable deadline, to deposit into the Trust Account $120,000 (or an aggregate of $720,000 if the time to consummate a Business Combination is extended to July 5, 2023), on or prior to the date of the applicable deadline (the “Combination Period”).

During the period ended June 30, 2023 the Company deposited an aggregate of $720,000 into the Trust Account, extending the Combination Period (defined below) to July 5, 2023.

As described in Note 7, on July 3, 2023, the Company’s stockholders approved a second amendment to the Amended and Restated Certificate of Incorporation (the “Second Extension”) to further extend the Combination Period from July 5, 2023 to up to nine (9) times by an additional month each time (or up to April 5, 2024) (as extended, the “Extended Date”) by depositing into the Trust Account $100,000 for each additional month extension. From the date of the First Extension to the date of this filing, the Company has deposited an aggregate of $1,310,000 into the Trust Account to extend the Combination Period to September 5, 2023.

If the Company is unable to complete a Business Combination the Extended Date, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Board, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s Private Warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

In connection with the First Extension, the Company stockholders had the right to redeem their shares of common stock. The holders of 9,480,616 shares of common stock elected to redeem their shares at a per share redemption price of $10.13. As a result, approximately $96.1 million was removed from the Trust Account on October 3, 2022 to pay such holders, leaving approximately $20.5 million in the Trust Account.

Additionally, as discussed in Note 7, in connection with the Second Extension, the holders of 558,454 shares of common stock of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.835 per share, for an aggregate redemption amount of $6,050,967, leaving approximately $15.8 million in the Trust Account.

MONTEREY INNOVATION ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

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

On June 30, 2023, the co-Sponsors agreed to pay any Delaware franchise taxes currently owed by the Company or that may become due after such date (the “Delaware Franchise Tax Obligations”). As a result, the Company confirmed that interest earned on the proceeds placed in the Trust Account will not be used to pay for Delaware Franchise Tax Obligations.

At June 30, 2023, an excess of $44,380 was withdrawn from the interest earned in the Trust Account for the payment of taxes, as the Company had inadvertently overpaid such amount in taxes.

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

JUNE 30, 2023

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

On June 30, 2023, the Company confirmed that it will not use the proceeds placed in the Trust Account and the interest earned thereon to pay any excise taxes or any other similar fees or taxes in nature that may be imposed on the Company pursuant to any current, pending or future rules or laws, including without limitation any excise tax due imposed under the Inflation Reduction Act of 2022 (the “IR Act”) on any redemptions or stock buybacks by the Company. The Co-Sponsors agreed to promptly either directly pay such tax or fee on behalf of the Company or advance to the Company such funds as necessary and appropriate to allow the Company to pay such tax or fee timely with respect to any future redemptions that occur prior to or in connection with a business combination or the Company’s liquidation. The Co-Sponsors also agreed not to seek recourse for such expenses from the Trust Account.

Going Concern

As of June 30, 2023, the Company had $539,786 in its operating bank accounts and $21,865,397 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem stock in connection therewith and working capital deficit of $2,351,338 (excluding taxes payable from the Trust Account).

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

In March 2022, the Sponsors committed to provide the Company $500,000 in loans in connection with the Working Capital Loans as described in Note 3. The co-Sponsors issued unsecured promissory notes on October 7, 2022 to evidence the Working Capital Loans for an aggregate principal balance of $700,000. On March 10, 2023, the Company issued promissory notes to the co-Sponsors pursuant to which the Company may borrow up to an aggregate principal amount of $893,036, respectively. The promissory notes are non-interest bearing and payable upon consummation of the initial Business Combination. At the option of each co-Sponsor, the respective promissory notes may be converted into warrants at a price of $1.00 per warrant. The warrants would be identical to the private warrants (See Note 3). The Company may raise additional capital through loans or additional investments from the Sponsors or its stockholders, officers, directors, or third parties. The Company’s officers and directors and the Sponsors may, but are not obligated to (except as described above), loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. At June 30, 2023 and December 31, 2022, $1,919,559 and $700,000 was due to the Company under the Working Capital Loans.

MONTEREY INNOVATION ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Codification Subtopic 205-40, “Presentation of Financial Statements – Going Concern,” the Company has until September 5, 2023 (as extended) to consummate a Business Combination. The Company has the option to extend the date for mandatory liquidation if the Company’s insiders or their affiliates deposit into the Trust Account $100,000 for each month extension up to April 5, 2024. The Company intends to complete a Business Combination before the mandatory liquidation date or its extended liquidation date if applicable. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension is not requested by the Company’s insiders or their affiliates, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur and an extension is not requested by the Company’s insiders or their affiliates, and potential subsequent dissolution, raise substantial doubts about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 5, 2023 (as may be extended).

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on April 17, 2023. The interim results for the three and three months ended June 30, 2023, are not necessarily indicative of the results to be expected for the period ending December 31, 2023 or for any future periods.

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

JUNE 30, 2023

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents at June 30, 2023 and December 31, 2022.

Marketable Securities Held in Trust Account

At June 30, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in money market funds which invest U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. The effective tax rate was (41.3)% and (1.6)% for the three months ended June 30, 2023 and 2022, respectively, and (36.9)% and (0.5)% for the six months ended June 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2023 and 2022, due to the valuation allowance on the deferred tax assets.

MONTEREY INNOVATION ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. As of June 30, 2023 and December 31, 2022, 2,019,384 shares of common stock were subject to possible redemption. Accordingly, all common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

At June 30, 2023 and December 31, 2022, the common stock reflected in the condensed balance sheets is reconciled in the following table:

Common stock subject to possible redemption as of December 31, 2021	$116,150,000
Less:
Redemptions of common stock	(96,054,417)
Plus:
Accretion of carrying value to redemption value	786,241
Common stock subject to possible redemption as of December 31, 2022	20,881,824
Plus:
Accretion of carrying value to redemption value	501,637
Common stock subject to possible redemption as of March 31, 2023	21,383,461
Plus:
Accretion of carrying value to redemption value	526,316
Common stock subject to possible redemption as of June 30, 2023	$21,909,777

MONTEREY INNOVATION ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

The calculation of diluted loss per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 16,950,000 shares of common stock in the aggregate. As of June 30, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the losses of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.

The following table reflects the calculation of basic and diluted net loss per common stock (in dollars, except per share amounts):

	For the Three Months Ended June 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net loss per common stock
Numerator:
Allocation of net loss	$(62,503)	$(88,986)	$(151,093)	$(37,773)
Denominator:
Basic and diluted weighted average shares outstanding	2,019,384	2,875,000	11,500,000	2,875,000
Basic and diluted net loss per common stock	$(0.03)	$(0.03)	$(0.01)	$(0.01)

	For the Six Months Ended June 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net loss per common stock
Numerator:
Allocation of net loss	$(125,322)	$(178,422)	$(437,011)	$(109,253)
Denominator:
Basic and diluted weighted average shares outstanding	2,019,384	2,875,000	11,500,000	2,875,000
Basic and diluted net loss per common stock	$(0.06)	$(0.06)	$(0.04)	$(0.04)

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

MONTEREY INNOVATION ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

MONTEREY INNOVATION ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

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

The sale of the Founder Shares to the Company’s Chief Executive Officer, directors and director nominees is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Company has hired a valuation firm to assess using the lattice model, the fair value associated with the Founder Shares granted. The fair value of the 325,000 Founder Shares granted to the Company’s Chief Executive Officer, directors and director nominees was $1,901,250 or $5.85 per share. The Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of June 30, 2023, the Company determined the performance conditions are not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date the performance conditions are considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares vested times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

Administrative Services Agreement

The Company entered into an administrative services agreement (the “Administrative Services Agreement”), commencing on September 30, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay NorthStar a total of $10,000 per month for office space, utilities and secretarial and administrative support. On March 9, 2023, NorthStar has assigned all amounts payable under the Administrative Services Agreement to Chardan Monterey. For the three and six months ended June 30, 2023 and 2022, the Company incurred $30,000 and $60,000 fees for these services, of which such amounts are recorded as accrued expenses in the condensed balance sheets, respectively.

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

MONTEREY INNOVATION ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

On March 10, 2023, the Company issued a promissory note to each of Northstar and Chardan Monterey pursuant to which the Company may borrow up to an aggregate principal amount of $561,473 and $331,563, respectively. The promissory notes are non-interest bearing and payable upon consummation of the Company’s initial business combination. At the option of NorthStar or Chardan Monterey, the respective promissory note may be converted into warrants at a price of $1.00 per warrant. The warrants would be identical to the private warrants described above.

On June 30, 2023, the Company issued a promissory note to each of Northstar and Chardan Monterey pursuant to which the Company may borrow up to an aggregate principal amount of $221,060 and $128,940, respectively. The promissory notes are non-interest bearing and payable upon consummation of the Company’s initial business combination. At the option of NorthStar or Chardan Monterey, the respective promissory note may be converted into warrants at a price of $1.00 per warrant. The warrants would be identical to the private warrants described above.

At June 30, 2023 and December 31, 2022 there was $1,919,559 and $700,000 outstanding under the promissory notes, respectively

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

MONTEREY INNOVATION ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

The Company has incurred legal expenses that are contingent upon the consummation of a Business Combination. At June 30, 2023 and December 31, 2022, the amount due under this arrangement was approximately $560,000 and 550,000, respectively.

NOTE 5. STOCKHOLDERS’ DEFICIT

Preferred Stock— The Company is authorized to issue 1,000,000 shares of preferred stock, $0.0001 par value per share. At June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Common Stock— The Company is authorized to issue up to 100,000,000 shares of common stock, $0.0001 par value per share. Holders of the Company’s common stock are entitled to one vote for each share. At June 30, 2023 and December 31, 2022, there were 2,875,000 shares, of common stock issued and outstanding, 2,019,384 common stock subject to possible redemption which are presented as temporary equity.

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

MONTEREY INNOVATION ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

MONTEREY INNOVATION ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,	December 31,
Description	Level	2023	2022
Assets:
Marketable securities held in Trust Account	1	$21,865,397	$21,029,708

NOTE 7. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review the Company did not identify any subsequent events, other than disclosed below, that would have required adjustment or disclosure in the condensed financial statements.

On July 3, 2023, the Company held a special meeting of stockholders (the “special meeting”) in which the stockholders approved proposals to amend the Company’s Charter and Trust Agreement to allow the Company to further extend the Combination Period from July 5, 2023 to up to nine (9) times by an additional month each time (or up to April 5, 2024) by depositing into the Trust Account $100,000 for each additional month extension.

In connection with the votes to approve the Second Extension, the holders of 558,454 shares of common stock of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.835 per share, for an aggregate redemption amount of $6,050,967, leaving $15,829,486 in the Trust Account.

On August 21, 2023, the Company returned $44,380 to the Trust Account, which was the excess amount the Company had previously inadvertently withdrawn from interest earned in the Trust Account to pay taxes. See Note 2.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this Quarterly Report on Form 10-Q (this “Quarterly Report”) to “we,” “us” or the “Company” refer to Monterey Innovation Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors. References to “Chardan Monterey” refer to our co-sponsor, Chardan Monterey Investments LLC, an affiliate of Chardan Capital Markets LLC (“Chardan”), the representative of the underwriters in the initial public offering. References to “NorthStar” refer to our co-sponsor, NorthStar Bio Ventures, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

First Extension

On September 29, 2022, our stockholders approved proposals to amend our amended and restated certificate of incorporation (as amended, the “charter”) and trust agreement, in each case to allow us to extend the date by which we have to consummate a business combination (the “Combination Period”) for an additional three months, from October 5, 2022 to January 5, 2023, by depositing into the trust account $350,000 for the three-month extension, and thereafter to extend the Combination Period up to six (6) times by an additional month each time (or up to July 5, 2023) by depositing into the trust account $120,000 for each additional month extension (the “First Extension”).

In connection with the First Extension, the holders of 9,480,616 shares of common stock elected to redeem their shares for cash at a per share redemption price of $10.13 for an aggregate redemption amount of $96.1 million, leaving approximately $20.5 million in the trust account.

Second Extension

On July 3, 2023, our stockholders approved proposals to amend our charter and trust agreement, in each case to allow us to further extend the Combination Period from July 5, 2023 to up to nine (9) times by an additional month each time (or up to April 5, 2024) (as extended, the “Extended Date”) by depositing into the trust account $100,000 for each additional month extension the “Second Extension”). From the First Extension to the date of this filing, the Company has deposited an aggregate of $1,310,000 into the trust account to extend the Combination Period to September 5, 2023.

In connection with the Second Extension, the holders of 558,454 shares of common stock elected to redeem their shares for cash at a per share redemption price of $10.835, for an aggregate redemption amount of $6,050,967, leaving $15,829,486 in the trust account.

Results of Operations

Our only activities from July 23, 2020 (inception) through June 30, 2023 were organizational activities, those necessary to consummate the initial public offering, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2023, we had net loss of $151,489, which consisted of operating costs of $365,605 and provision for income taxes of $44,275, partially offset by interest income on marketable securities held in the trust account of $258,391.

For the three months ended June 30, 2022, we had net loss of $188,866, which consisted of operating costs of $342,832 and provision for income taxes of $2,879, offset by interest income on marketable securities held in the trust account of $156,845.

For the six months ended June 30, 2023, we had net loss of $303,744, which consisted of operating costs of $704,697 and provision for income taxes of $81,925, partially offset by interest income on marketable securities held in the trust account of $482,878.

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

For the six months ended June 30, 2023, cash used in operating activities was $472,774. Net loss of $303,744 was affected by interest earned on marketable securities held in the trust account of $482,878. Changes in operating assets and liabilities provided $313,848 of cash for operating activities.

For the six months ended June 30, 2022, cash used in operating activities was $495,649. Net loss of $546,264 was affected by interest earned on marketable securities held in the trust account of $168,541. Changes in operating assets and liabilities provided $219,156 of cash for operating activities.

As of June 30, 2023, we had marketable securities held in the trust account of $21,865,397 consisting of securities held in a money market fund that invests in U.S. Treasury securities with a maturity of 185 days or less. Interest income on the balance in the trust account may be used by us to pay taxes. For the period ended June 30, 2023, we had withdrawn $367,189 of amounts from interest earned on the trust account to pay our taxes. As discussed above, approximately $96.1 million was removed from the trust account to pay redeeming stockholders in connection with the First Extension and approximately $6.1 million was removed from the trust account to pay redeeming stockholders in connection with the Second Extension. From the First Extension to the date of this filing, the Company has deposited an aggregate of $1,310,000 into the trust account to extend the Combination Period to September 5, 2023.

On June 30, 2023, the Co-Sponsors agreed to pay any Delaware franchise taxes that were owed as of such date by the Company or that may become due after such date (the “Delaware Franchise Tax Obligations”). As a result, the Company confirmed that interest earned on the proceeds placed in the trust account will not be used to pay for Delaware Franchise Tax Obligations after such date.

At June 30, 2023, an excess of $44,380 was withdrawn from the interest earned in the Trust Account for the payment of taxes, as the Company had inadvertently overpaid such amount in taxes.

On June 30, 2023, the Company confirmed that it will not use the proceeds placed in the trust account and the interest earned thereon to pay any excise taxes or any other similar fees or taxes in nature that may be imposed on the Company pursuant to any current, pending or future rules or laws, including without limitation any excise tax due imposed under the Inflation Reduction Act of 2022 (the “IR Act”) on any redemptions or stock buybacks by the Company. The co-sponsors agreed to promptly either directly pay such tax or fee on behalf of the Company or advance to the Company such funds as necessary and appropriate to allow the Company to pay such tax or fee timely with respect to any future redemptions that occur prior to or in connection with a business combination or the Company’s liquidation. The co-sponsors also agreed not to seek recourse for such expenses from the trust account.

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

As of June 30, 2023, we had cash of $539,786. We intend to use the funds held outside the trust account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

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

On October 7, 2022, the co-sponsors issued unsecured promissory notes to evidence Working Capital Loans for an aggregate principal balance of $700,000. On March 10, 2023, the co-sponsors issued unsecured promissory notes to evidence Working Capital Loans for an aggregate additional amount of $893,036. On June 30, 2023, the co-sponsors issued unsecured promissory notes to evidence Working Capital Loans for an aggregate additional amount of $350,000 (See Note 3). As of June 30, 2023, an aggregate principal balance of $1,919,559 has been advanced to the Company under the Working Capital Loans. We may raise additional capital through loans or additional investments from our co-sponsors, officers, directors, or their affiliates.

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Codification Subtopic 205-40, “Presentation of Financial Statements – Going Concern,” we have until September 5, 2023 (as extended) to consummate a business combination. We have the option to extend the date for mandatory liquidation if our insiders or their affiliates deposit into the trust account $100,000 for each month extension up to April 5, 2024. We intend to complete a business combination before the mandatory liquidation date or its extended liquidation date, if applicable. It is uncertain that we will be able to consummate a business combination by this time. If a business combination is not consummated by this date and an extension not requested by our insiders or their affiliates, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a business combination not occur and an extension is not requested by our insiders or their affiliates, and potential subsequent dissolution, raise substantial doubts about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after September 5, 2023.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2023.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2023. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2023, our disclosure controls and procedures were not effective due to the identification of a material weakness in our internal control due to inadequate control for the withdrawal of funds from the Trust Account. A material weakness, as defined in the SEC regulations, is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In light of this material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

Management plans to remediate the material weakness by enhancing our control process around the withdrawals of funds from the Trust Account. The elements of our remediation plan can only be accomplished over time, and these initiatives may not ultimately have the intended effects.

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

Changes in Internal Control Over Financial Reporting

Other than as noted above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On June 30, 2023, we issued a promissory note to each of Northstar and Chardan Monterey pursuant to which we may borrow up to an aggregate principal amount of $221,060 and $128,940, respectively. The promissory notes are non-interest bearing and payable upon consummation of our initial business combination. At the option of NorthStar or Chardan Monterey, the respective promissory note may be converted into warrants at a price of $1.00 per warrant. The warrants would be identical to the private warrants.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
3.1(1)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Monterey Innovation Acquisition Corp., dated July 3, 2023.
10.1(1)	Amendment to the Investment Management Trust Agreement, dated July 3, 2023, by and between Monterey Innovation Acquisition Corp. and Continental Stock Transfer & Trust Company.
10.2*	Promissory Note, dated June 30, 2023, issued to NorthStar Bio Ventures, LLLC.
10.3*	Promissory Note, dated June 30, 2023, issued to Chardan Monterey Investments LLC.
31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-40861), filed with the SEC on July 10, 2023.

*    Filed herewith.

**  Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONTEREY INNOVATION ACQUISITION CORP.

Date: August 21, 2023	By:	/s/ Murat Omur
	Name:	Murat Omur
	Title:	Chief Executive Officer
(Duly Authorized Officer)

Date: August 21, 2023	By:	/s/ Sean McGann
	Name:	Sean McGann
	Title:	Chief Financial Officer
(Principal Financial Officer)